Form 10-Q
period 2008-06-30
Nature of Beauty Ltd.
filed 2008-08-12
CIK 1429627

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       For the Period ended June 30, 2008

                        Commission File Number 333-149857


                              NATURE OF BEAUTY LTD.
                 (Name of small business issuer in its charter)

         Nevada                                             26-0338889
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                                         The Corporation Trust Company of Nevada
     63-5  Kombinostroiteley                     6100 Neil Road, Suite 500
   Birobidjan, EAO, 679014 Russia                      Reno, NV 89511
        (42622) 2-00-19                                (775-688-3061)
   (Address and Telephone Number            (Name, Address and Telephone Number
  of Principal Executive Offices)                   of Agent for Service)

                                   Copies to:
                     The Law Office of Conrad C.Lysiak, P.S.
                        601 West first Avenue, Suite 903
                            Spokane, Washington 99201
                                 (509) 624-1475

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 9,090,000 shares of Common Stock outstanding as of June 30, 2008.

NATURE OF BEAUTY LTD
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                             June 30,         December 31,
                                                                               2008               2007
                                                                             --------           --------
                                                                           (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $ 21,578           $ 43,632
                                                                             --------           --------

      TOTAL ASSETS                                                           $ 21,578           $ 43,632
                                                                             ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LONG TERM LIABILITIES
  Loan from Director                                                         $    200           $    200
                                                                             --------           --------

      TOTAL LONG TERM LIABILITIES                                                 200                200
                                                                             --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Common stock, $0.00001par value, 100,000,000 shares authorized;
    9,090,000 shares issued and outstanding                                        91                 91
  Additional paid-in-capital                                                   53,909             53,909
  Deficit accumulated during the development stage                            (32,622)           (10,568)
                                                                             --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                               21,378             43,432
                                                                             --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 21,578           $ 43,632
                                                                             ========           ========


                 See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                              Cumulative from
                                                           Three Months       Six Months        May 22, 2007
                                                              Ended             Ended          (Inception) to
                                                             June 30,          June 30,           June 30,
                                                               2008              2008               2008
                                                            ----------        ----------         ----------
Expenses
  General and Administrative Expenses                       $   15,354        $   22,054         $   32,622
                                                            ----------        ----------         ----------

Net loss                                                    $  (15,354)       $  (22,054)        $  (32,622)
                                                            ==========        ==========         ==========

LOSS PER SHARE - BASIC AND DILUTED                          $    (0.00)       $    (0.00)
                                                            ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         9,090,000         9,090,000
                                                            ==========        ==========


                 See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period May 22, 2007 (Inception) to June 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

                                                                               Deficit
                                                                             Accumulated
                                    Number of                 Additional       During
                                     Common                    Paid-in       Development
                                     Shares        Amount      Capital          Stage           Total
                                     ------        ------      -------          -----           -----
July 17, 2007
Subscribed for cash at $0.001       5,000,000      $   50      $  4,950       $      --       $  5,000

August 14, 2007
Subscribed for cash at $0.01        4,000,000          40        39,960              --         40,000

December 12, 2007
Subscribed for cash at $0.10           90,000           1         8,999              --          9,000

Net loss                                   --          --            --         (10,568)       (10,568)
                                    ---------      ------      --------       ---------       --------

Balance as of December 31, 2007     9,090,000          91        53,909         (10,568)        43,432

Net Loss                                   --          --            --         (22,054)       (22,054)
                                    ---------      ------      --------       ---------       --------

Balance as of June 30, 2008         9,090,000      $   91      $ 53,909       $ (32,622)      $ 21,378
                                    =========      ======      ========       =========       ========


                 See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                        Cumulative from
                                                        Six Months        May 22, 2007
                                                          Ended          (Inception) to
                                                         June 30,           June 30,
                                                           2008               2008
                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                             $(22,054)          $(32,622)
                                                         --------           --------

      Net cash used for operating activities              (22,054)           (32,622)
                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Director                                          --                200
  Sale of common stock                                         --             54,000
                                                         --------           --------

      Net cash provided by financing activities                --             54,200
                                                         --------           --------

Net increase (decrease) in cash and equivalents           (22,054)            21,578

Cash and equivalents at beginning of the period            43,632                 --
                                                         --------           --------

Cash and equivalents at end of the period                $ 21,578           $ 21,578
                                                         ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --           $     --
                                                         ========           ========
  Taxes                                                  $     --           $     --
                                                         ========           ========


                 See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS OPERATIONS

NATURE OF BEAUTY LTD ("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily devoted marketing and distributing beauty product to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 22, 2007 through June 30, 2008 the Company has accumulated losses of $32,622.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $32,622 as of June 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c) Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

f) Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

h) Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

i) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

3. COMMON STOCK

The authorized capital of the Company is 200,000,000 common shares with a par value of $ 0.00001 per share. In July 2007, the Company issued 5,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $5,000.

In August 2007, the Company issued 4,000,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $40,000.

In December 2007, the Company also issued 90,000 shares of common stock at a price of $0.10 per share for total cash proceeds of $9,000.

During the period May 22, 2007 (inception) to December 31, 2007, the Company sold a total of 9,090,000 shares of common stock for total cash proceeds of $54,000.

4. INCOME TAXES

As of June 30, 2008, the Company had net operating loss carry forwards of approximately $32,622 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. DISTRIBUTIONS AND MARKETING AGREEMENT

The Company entered into a Distribution and Marketing Agreement with "PKF AKS" to market and distribute the beauty products in North America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this form 10-Q. Except for the historical information contained herein, the discussion in this form 10-Q contains certain forward-looking statements that involves risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here.

BUSINESS

Our core business will be the wholesaling of natural and organic skin care products to women with an average or above average income. They will be imported from Russia and distributed to beauty shops, department stores, smaller retail shops and other outlets throughout North America. We also intend to sell our products on the internet.

We will also offer our products to retail customers and plan to target Russian and eastern European immigrants living in Canada. As our operations expand, we plan to enter other world markets. We are currently developing our website, which will enable our clients to educate themselves about our products and be able to place orders on-line. This should increase our potential sales and lower the cost of marketing. We believe that we will generate revenues from the following once our website is completed. a) Direct sales to clients b) banner advertising from new manufacturers launching new products and c) other existing entities with whom we will negotiate exclusive distribution of different products.

Olga Malitski, the Company President is developing the web-site and as of December 31, 2007, she has been paid $2,560 for her services. There is no written or oral agreement with Ms. Malitski regarding her fees.

During the next 12 months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

MONTHS 1 THROUGH 3

Ms. Malitski will continue to develop the website at an estimated cost of $3,500-audit, bookkeeping, filing fees and general expenses, $6,000, marketing, $2,000 for a total of $11,500.

MONTHS 4 THROUGH 6

Marketing-$4,000- audit, bookkeeping, filing fees and general expenses-$6,500 for a total of $10,500

MONTHS 7 THROUGH 9

Marketing-$4,000-audit, bookkeeping, filing fees and general expenses $6,500 for a total of $10,500

MONTHS 10 THROUGH 12

Marketing $4,000-audit, bookkeeping, filing fees and general expenses $6,500-for a total of $10,500

TWELVE MONTH TOTAL - $43,000

We expect to operate at a loss during our initial development/operating period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RESULTS OF OPERATIONS

We did not earn any revenues during the six month period ending June 30, 2008. We have incurred expenses in the amount of $22,054 for the six month period ending June 30, 2008.

Our net loss for the six month period ending June 30, 2008 was $22,054. Our net loss from inception through June 30, 2008 was $32,622.

At June 30, 2008, we had total assets of $21,578 in cash and a long term liability of $200.

We have not attained profitable operations and are dependent upon obtaining financing to pursue the wholesale distribution of our organic skin care products for women.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our December, 2007 audited financial statements and notes thereto, which can be found in our S-1 Registration Statement and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-149857

BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

FISCAL PERIODS

The Company's fiscal year -end is December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $21,578 in cash and cash equivalents at June 30, 2008.

START UP COSTS

In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "The Reporting on the Costs of Start-up Activities" the Company expenses all costs incurred in connection with the start-up and organization of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The company has adopted Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments". The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair values estimates may be subject to and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risk.

SEGMENTED REPORTING

SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information", changed the way public companies report information about the segments of their business in the quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and service an entity provides the material countries in which it holds assets and reports revenues and its major customers.

FEDERAL INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No.109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying the amount of existing assets and liabilities, their respective tax bases and for tax loss and carry-forwards. Deferred assets and liabilities measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

EARNINGS (LOSS) PER SHARE

The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share", (EPS) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

FOREIGN CURRENCY TRANSACTIONS

The Company's functional reporting currency will be the U.S. dollar.
No significant gains or losses were recorded from inception (May 22, 2007) to June 30, 2008.

COMPREHENSIVE INCOME (LOSS)

SFAS No.130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ending June 30, 2008, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2008.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No.104 ("SAB 104"), "Revenue Recognition in Financial Statements". Revenue will consist of retail sales income and will be recognized only when all of the following criteria have been met:

                  Evidence of a retail sales ticket exists
                  Delivery has occurred; and
                  Revenue is reasonably assured

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No, 123R, "Share-Based Payments", which replaced SFAS No.123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No.25, "Accounting for Stock Issued to Employees". In January 2005, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.

SFAS No.123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April, 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No.123R. The pro-forma disclosures previously permitted under SFAS No. 123R will no longer be an alternative to financial statement recognition. Under SFAS No.123, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all the periods presented. The prospective method requires that compensation expenses be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company did not record any compensation expense for the year ended December 31, 2007 because there were no stock options outstanding prior to the adoption or at June 30, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No.155 amends SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurements for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No.155 amends SFAS No.140, "Accounting for the Impairment of Disposal of Long-Lived Assets", to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operation.

In March 2006, the FASB issued SFAS No.156, "Accounting for Servicing of Financial Assets", and amendment of FASB Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September of 2006, FASB issued Financial Standards No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAF) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after September 15, 2007.

In September 2006, FASB issued Financial Standards No.158, "Employers' Accounting for Defined Benefit Pension and Other post Retirement Plans- an amendment of FASB Statements No.'s 87, 88,106, and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This

Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publically traded securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the first fiscal year ending after September 15, 2006. The adoption of this Statement is not expected to have any significant effect on the Company's future reported financial position or results of operations.

In February 2007, FASB issued Financial Accounting Standard No.159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No.115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this Statement is not expected to have any significant effect on the Company's future reported financial position or results of operations. In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.161.Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No.133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in Statement 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date, that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weakness in our internal controls and therefore there were no corrective actions taken.

                            PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed on form 8-K during the period covered by this report.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our form S-1 Registration Statement, filed under SEC File Number 333-149857, at the SEC website at www.sec.gov:

     Exhibit #                   Description
     ---------                   -----------

        3.1           Articles of Incorporation*
        3.2           Bylaws*
       31.1           Rule 13a-14(a)/15d-14(a) Certification
       31.2           Rule 13a-14(a)/15d-14(a) Certification
       32.1           Certification pursuant to 18 U.S.C 1350

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2008           Nature of Beauty Ltd., Registrant


                          By: /s/ Olga Malitski
                              --------------------------------------------------
                              Olga Malitski,
                              (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Treasurer & Sole Director)