Form 10-Q
period 2008-09-30
Nature of Beauty Ltd.
filed 2008-11-13
CIK 1429627

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-149857

NATURE OF BEAUTY LTD. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0338889 (I.R.S. Employer Identification No.)

63-5 Kombinostroiteley Birobidjan, EAO, 679014 Russia (Address of principal executive offices)

(781) 328-2375 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2008
Common Stock, $0.00001	9,090,000

NATURE OF BEAUTY LTD

Form 10-Q

   PART I

   ITEM 1. FINANCIAL STATEMENTS

NATURE OF BEAUTY LTD (A Development Stage Company) Balance Sheets

Assets
	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Current Assets
Cash	$18,263	$43,632
Total Assets	$18,263	$43,632

Liabilities and Stockholders’ Equity

Long Term Liabilities
Loan from Director	$200	$200
Total Long Term Liabilities	$200	$200

Stockholders’ Equity
Capital stock
Common stock, $0.00001par value, 100,000,000 shares authorized;
9,090,000 shares issued and outstanding.	91	91
Additional paid-in-capital	53,909	53,909
Deficit accumulated during the development stage	(35,937)	(10,568)
Total stockholders’ equity	18,063	43,432
Total liabilities and stockholders’ equity	$18,263	$43,632

See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	From Inception on May 22, 2007 to September 30, 2007	From Inception on May 22, 2007 through September 30, 2008
Expenses
General and Administrative Expenses	$ 3,315	$ 10,200	$ 25,369	$ 10,230	$ 35,937

Net (loss)	$ (3,315)	$ (10,200)	$ (25,369)	$ (10,230)	$ (35,937)

(Loss) per share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	9,090,000	4,855,435	9,090,000	3,384,091

See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2008	From Inception on May 22, 2007 to September 30, 2007	From Inception on May 22, 2007 to September 30, 2008
Cash flows from operating activities
Net (loss)	$(25,369)	$(10,230)	$(35,937)
Net cash used for operating activities	(25,369)	(10,230)	(35,937)

Cash flows from financing activities
Loans from Director		200	200
Sale of common stock		24,000	54,000
Net cash provided by financing activities		24,200	54,200

Net increase (decrease) in cash and equivalents	(25,369)	13,970	18,263

Cash and equivalents at beginning of the period	43,632	-	-
Cash and equivalents at end of the period	$18,263	$13,970	$18,263

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

NATURE OF BEAUTY LTD (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted marketing and distributing beauty product to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, May 22, 2007 through September 30, 2008 the Company has accumulated losses of  $35,937.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $35,937 as of September 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

j) Fiscal Periods

The Company's fiscal year end is December 31.

k) Recent Accounting Pronouncements

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.

This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

4. INCOME TAXES

 As of September 30, 2008, the Company had net operating loss carry forwards of approximately $35,937 that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. DISTRIBUTIONS AND MARKETING AGREEMENT

The Company entered into a Distribution and Marketing Agreement with  “PKF AKS” to market and distribute the beauty products in North America.

6.  REGISTRATION STATEMENT

  On March 21, 2008, the Company filed a registration statement on Form SB-2 with the Securities and  Exchange  Commission  (the "SEC") . On  May 21, 2008,  the  registration statement was declared effective by the SEC.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

NATURE OF BEAUTY LTD is a corporation organized under the laws of the State of Nevada.  Our registration statement has been filed with the Securities and Exchange Commission and has been declared effective on May 21, 2008.

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

We are currently developing our website, which will enable our clients to educate themselves about our products and be able to place orders on-line. This should increase our potential sales and lower the cost of marketing. We believe that we will generate revenues from the following once our website is completed: a) Direct sales to clients b) banner advertising from new manufacturers launching new products and c) other existing entities with whom we will negotiate exclusive distribution of different products.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Nature of Beauty," refers to Nature of Beauty Ltd.

RESULTS OF OPERATION

We are a  development  stage company and have not generated any revenue to date. We have incurred  recurring  losses to date. Our financial  statements have been prepared assuming that we will continue as a going concern and, accordingly,  do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to  continue in operation.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The  summarized  financial data is derived from and should be read in conjunction  with our unaudited  financial  statements for the nine-month period ended September 30, 2008,  including the notes to those  financial statements which are included in this Quarterly Report. The following discussion contains  forward-looking  statements  that  reflect  our plans,  estimates  and beliefs.  Our actual results could differ materially from those discussed in the forward  looking  statements.  Our audited  financial  statements  are stated in United  States  Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

Nine Month Period Ended September 30, 2008 Compared to the period from Inception (May 22, 2007) to September 30, 2008

Our net loss for the nine-month period ended September 30, 2008 was approximately ($25,369) compared to a net loss of ($35,937) during the period from inception (May 22, 2007) to September 30, 2008. During the nine-month period ended September 30, 2008, we did not generate any revenue.

During the nine-month period ended September 30, 2008, we incurred general and administrative expenses of approximately $25,369 compared to $35,937 incurred during the period from inception (May 22, 2007) to September 30, 2008. General and administrative expenses incurred during the nine-month period ended September 30, 2008 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the nine-month period ended September 30, 2008 was ($25,369) or ($0.00) per share compared to a net loss of ($35,937) or ($0.00) per share during the period from inception (May 22, 2007) to September 30, 2008. The weighted average number of shares outstanding was 9,090,000 for the nine-month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended September 30, 2008

As at the nine-month period ended September 30, 2008, our current assets were $18,263 and our current liabilities were $200, which resulted in a working capital surplus of $18,063. As at the nine-month period ended September 30, 2008, current assets were comprised of $18,263 in cash compared to $43,632 in current assets at fiscal year ended December 31, 2007. . As at the nine-month period ended September 30, 2008,  current  liabilities  were comprised  entirely of $200 in loan from director.

Stockholders’ equity decreased from $43,432 for fiscal year ended December 31, 2007 to $18,063 for the nine-month period ended September 30, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2008, net cash flows used in operating activities was ($25,369) consisting primarily of a net loss of ($25,369). Net cash flows used in operating activities was ($35,937) for the period from inception (May 22, 2007) to September 30, 2008.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended September 30, 2008, we did not generate net cash from financing activities. For the period from inception (May 22, 2007) to September 30, 2008, net cash provided by financing activities was $54,200 consisting of $ 54,000 sale of common stock and $200 loan from director.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

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

MATERIAL COMMITMENTS

As of the date of this  Quarterly  Report,  we have a  material  commitment  for fiscal year 2008/2009.   As of September 30, 2008, we owe Olga Malitski, our Chief Executive  Officer and a director $200.  The loan is non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2007 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial  position, results of  operations or cash flows due to adverse  change in foreign  currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  The Russian Ruble has been informally pegged to the USD.  However, Russia is under international pressure to adopt a more flexible exchange rate system. If the Russian Ruble was no longer pegged to the USD, rate fluctuations may have a material impact on our financial reporting and make realistic revenue projections difficult. Recently the Russian Ruble has risen 12%. This may or may not have any appreciable effect on our future operations

The fluctuation of exchange rates of the Ruble may have positive or negative impacts on our results of operations. However, since all sales revenue and expenses of our company will primarily denominated in U.S. Dollar, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to our costs of acquisition of inventory.

Interest Rate

Interest rates in Russia are not generally controlled. Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed on form 8-K during the period covered by this report.

ITEM 6. EXHIBITS

       31.1     Certification of Chief Executive  Officer pursuant to Securities

                   Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

       31.2     Certification of Chief Financial  Officer pursuant to Securities

                    Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

       32.1     Certifications  pursuant to Securities Exchange Act of 1934 Rule

                   13a-14(b) or 15d- 14(b) and 18 U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                              Nature of Beauty Ltd., Registrant

Dated: November 12, 2008                                  By:  /s/ Olga Malitski

                                                                             _________________

                                                     Olga Malitski,

                                                                            (Chief Executive Officer, Chief Financial Officer,

                                        Principal Accounting Officer, President, Treasurer &

                                                                           Sole Director )