Form 10-K
period 2008-12-31
Nature of Beauty Ltd.
filed 2009-03-19
CIK 1429627

                U.S.SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-149857

NATURE OF BEAUTY LTD.

             (Exact name of Registrant as specified in its charter)

           NEVADA                          5960                   26-0338889

(State or Other Jurisdiction of    (Standard Industrial       (IRS Employer

 Incorporation or Organization)       Classification)     Identification Number)

           Nature of Beauty LTD.

          63-5 Kombinostroiteley

          Birobidjan, EAO Russia

          Telephone: 7-(42622) 2-00-19                                                                     679014 (Address and telephone of principal executive offices)           (Zip Code)

 Securities registered Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common stock, $0.00001 par value

Indicate by check mark if the registrant is a well- known seasoned issuer, as

defined in Rule 405 of the Securities Act.    Yes (  )    No (X)

Indicate by check mark if the registrant is not required to file reports

pursuant to Section 13 or Section 15(d) of the Act,        Yes (  )    No(X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes(X)      No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this form 10-K or any amendment to this form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (  )              Accelerated Filer (  )

Non-accelerated filer   (  )              Smaller reporting company (X)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in

rule 12b-2 of the Exchange Act).  Yes( )     No (X)

As of March 18, 2009, the registrant had 9,090,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 18, 2009.

NATURE OF BEAUTY LTD.

FORM 10-K

TABLE OF CONTENTS

                                                                           Page

Part I.

Part II.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURES ..............................................21

ITEM 8A: CONTROLS AND PROCEDURES.............................................21

Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Nature of Beauty LTD. was  incorporated under the laws of the State of Nevada, U.S. on  May 22, 2007. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”).  We intend to commence business operations by purchasing and distributing all-natural and organic everyday skin care products from Russia. As of the date of this Annual Report, we have not commenced business operations and we have not generated any revenues. We are in the process of developing a website, that will give our clients the ability to read more about the product and to order products directly from us through our website. On January 10, 2008  we entered into Distribution and Marketing agreement with our  supplier “PKF AKS”.

We will  offer our products to retail consumers, beauty salons and department stores. We are planning to participate in various trade shows to promote our beauty lines by presenting informational brochures and our product samples. We also plan to target Russian and eastern European immigrants in Canada.     Today, vast majority of consumers prefer using organic skin care products free of chemicals and harsh elements. Our distribution agreement with “PKF AKS” will let us buy all of our products directly from the manufacturer.  We intend to sell organic and all-natural cosmetic products, which will allow a user to look and feel younger and fresher without the use of harsh chemicals on their skin.

The following is a brief description, including its origin of each brand that we intend to market in North America:

Charovnica

Charovnica carries their patented all-natural cosmetic and skin care products. The created products in the line combine in themselves the best qualities of cosmetic and preventive means. Charovnica introduces fundamentally new preparation called giaturon, which makes it possible to considerably strengthen the work of cells of the skin and to constantly support its high tone, which gives the possibility of stimulating metabolic processes and mitochondrial activity of cells of the skin. Simply stated, this skin care line preserves youth and vitality of your skin literally at the cellular level.

Volshebnaya

  This line introduces the placenta complex that contains all known ferments and large group of amino acids. It is rich in the vitamins of complex B, C and E, which, penetrating the cells of the skin, ensure their nourishment, accelerate exchange of substances and strengthen respiration. Even though it is a new company it is widely popular throughout eastern part of Russia and in Siberia.

     Both Charovnica and Volshebnaya formulas are original, developed as a result of prolonged studies with the application of science-intensive technologies, and with the use only of natural components. As we expand our operations in the future we may execute additional distribution contracts with other eastern European suppliers of natural skin care lines.

AGREEMENT WITH OUR SUPPLIER

Our supplier, “PKF AKS”, is a manufacturer, exporter, and distributor of organic and all-natural cosmetics and skin care products located Russia. We intend to market and distribute these items in North America.

Under our Marketing and Sales Distribution Agreement with “PKF AKS” dated January 10, 2007, “PKF AKS” has agreed to sell us its products in the purpose of distribution.

 SALES AND MARKETING STRATEGY

Initially, our president, Olga Malitski will promote our products door-to-door while our website is completed. Eventually we intend to employ sales representatives who will focus on contacting skin care distributors, independent retail stores and franchises, as well as online distributors. We will attempt to execute other distribution contracts with the distributors and retail stores that will sell our products at retail prices, which are typically 20%-25% higher.

The website is intended to be a destination site for our products. The site will offer a large array of products and by becoming a “one-stop shopping” destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced salon products and supplies.

Our plan of operation for the twelve months following the date of this Annual Report is to negotiate with individual suppliers and manufacturers to offer their products on our website; to enter into additional distribution agreements with skin care distributors, retail stores and outlets. We plan to take part in various trade shows to promote our product and to meet potential clients.

We therefore expect to incur the following costs in the next twelve months in connection with our business operations:

-

General and Administrative costs            $8,000

-

Marketing cost                              $10,000

-

Professional fees                           $12,000

          Total:                               $30,000

SHARE OF MARKET

Our expected share of the skin care products market is difficult to determine given  that most of cosmetic distributors, beauty salons and stores  are private businesses that have no duty to publicly disclose their revenue, and skin care products market is highly competitive.  However, we believe that due to  the vast  size of this market in North America, our market share will likely be less than one percent.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not  incurred any  other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol: “NUBY.OB”

Please note that throughout this Annual Report, and unless otherwise noted, the words "we,"  "our," "us," the  "Company,” or " Nature of Beauty LTD." refers to Nature of Beauty LTD.

ITEM 1A.  RISK FACTORS

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

As of December 31, 2008, we had cash in the amount of $15,783.We currently have no operations and no income.  Our business plan calls for ongoing expenses in connection with marketing and sales of porcelain. We do not have sufficient funds on hand; therefore if we are unable to obtain additional funding we may have to delay the implementation of our business plan. The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our sole director. Any sale of share capital will result in the dilution to existing shareholders.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investors' shares.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on May 22, 2007 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Annual Report and have incurred total losses of $38,417 from our incorporation to December 31, 2008. Our ability to achieve profitability and positive cash flow will dependent upon:

- our ability to locate suppliers who will sell products to our customers;

- our ability to attract customers who will buy products from our website;

- our ability to generate revenues through the sale of products.

We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

WE HAVE NO CLIENTS, CUSTOMER AND ONLY ONE SUPPLIER. EVEN IF WE OBTAIN CLIENTS AND CUSTOMERS, WE MAY NOT BE ABLE TO GENERATE A PROFIT. IF THAT OCCURS WE WILL HAVE TO CEASE OPERATIONS.

We have no clients or customers and only one supplier. We have not identified any clients or customers and we cannot guarantee we will ever have any. If we are unable to attract enough customers to buy the products from our website to operate profitably, we will have to suspend or cease operations.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN

We depend on the services of our sole director, Olga Malitski, for the future success of our business. The loss of the services of Mrs. Malitski could have an adverse effect on our business, financial condition and results of operations. We do not carry any key personnel life insurance policies on Mrs. Malitski and we do not have a contract for her services.

BECAUSE OUR OFFICERS AND SOLE DIRECTOR HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

 Our officers and sole director intend to devote limited time to our operations. It is possible that the demands on our officers and sole director from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, they may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

BECAUSE OUR MANAGEMENT DOES NOT HAVE PRIOR EXPERIENCE IN THE MARKETING OF PRODUCTS VIA INTERNET, WE MAY HAVE TO HIRE EXPERIENCED PERSONNEL OR SUSPEND OR CEASE OPERATIONS.

Because our management does not have prior experience in the marketing of products via the Internet, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

OUR OFFICERS AND SOLE DIRECTOR OWN MORE THAN 50% OF OUR OUTSTANDING COMMON STOCK, THEY WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

  Olga Malitski, our officer and sole director, owns 4,000,000 shares of our common stock and control us. As a result, Mrs. Malitski is able to elect all of our directors and control our operations. The interests of Mrs. Malitski may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE WE WILL PURCHASE OUR PRODUCTS FROM OVERSEAS, A DISRUPTION IN THE DELIVERY OF IMPORTED PRODUCTS MAY HAVE A GREATER EFFECT ON US THAN ON OUR COMPETITORS.

We will import all of our products form overseas. Because we import all of our products and deliver them directly to our customers, we believe that disruptions in shipping deliveries may have a great effect on us. Deliveries of our products may be disrupted through factors such as problems with shipping; increased inspections of import shipments or other factors causing delays in shipments; and economic crises, international disputes and wars.

FORWARD LOOKING STATEMENTS

This annual report contains forward- looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company does not own or lease any property.

ITEM 3.   LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Bulletin Board (OTC BB) under the symbol "NUBY". The market for our common stock is limited, and can be volatile.

There has been no active trading of our securities and therefore no high and low bid pricing. As of the date of this Annual report we had 50 shareholders of record.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock.  Our losses do not  currently  indicate  the  ability  to pay any  cash dividends,  and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

We have no outstanding options.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans,  estimates  and  beliefs.  Our actual  results  could  differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such  differences  include,  but are not limited to those discussed  below and elsewhere in this Annual Report,  particularly in the section entitled "Risk Factors".  Our audited financial statements are stated in United  States  Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

We are a  development  stage company and have not generated any revenue to date.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2007.

Our net loss for fiscal year ended December 31, 2008 was  ($27,849) compared to a  net loss of ($10,568)  during  fiscal  year ended  December 31,  2007 (an  increase of $17,281).  During fiscal years ended December 31, 2008 and December 31, 2007, we did not generate any revenue.

During fiscal year ended December 31, 2008,  we  incurred  expenses  of $27,849 compared to $10,568  incurred  during fiscal year ended December 31, 2007 (an increase of $17,281).  These expenses  incurred  during fiscal year ended December 31, 2008 consisted  of: bank charges and interest of $40 (2007:  $568);  transfer agent fees of $6,082 (2007:  $-0-);  office expenses of $57 (2007: $-0-); Registered Agent Services fee of $419 (2007: $-0-); professional fees of $18,176 (2007: $10,000); Courier & Postage $105 (2007:  $-0-) and  miscellaneous charges of  $2,970  (2007: $-0-).

Expenses incurred  during  fiscal year ended December 31, 2008  compared to fiscal year ended December 31, 2007  increased  primarily due to the  increased  scale and scope  of  business  operations.  General and  administrative  expenses  generally  include  corporate overhead,  financial and  administrative  contracted  services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  9,090,000  for fiscal  year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2008

As at fiscal year ended December 31, 2008,  our current  assets were $15,783 and our total liabilities were $200. As at fiscal year ended December 31, 2008, current assets were comprised of $15,783 in cash and total liabilities were comprised of $200 in loan from director.

As at fiscal year ended December 31, 2008,  our total assets were $15,783  comprised entirely of current  assets.  The  decrease in total assets  during  fiscal year ended December 31, 2008 from fiscal year ended December 31, 2007 was  primarily due to the decrease in cash and cash equivalents relating to payment of our expenses.

Stockholders’ equity decreased from  $43,432 for fiscal year ended December 31, 2007 to $15,583 for fiscal year ended December 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities.  For fiscal year ended December 31, 2008,  net cash flows used in  operating  activities  was ($27,849) consisting primarily of a net loss of ($27,849). For fiscal year ended December 31, 2007,  net cash flows from operating  activities  was $10,568 consisting primarily of a net loss of ($10,568).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2008, we did not generate cash  flow from financing activities, compared to $54,200  for  fiscal  year ended  December 31,  2007.  Cash  flows  from  financing activities  for fiscal year ended December 31,  2007  consisted  of $54,000 in sale of common stock and $200 loan from director.

We expect that working capital requirements will continue to be funded through a combination of our  existing  funds and further  issuances of  securities.  Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our  operations  over the next six months.  We have no  lines  of  credit  or other  bank  financing  arrangements. Generally,  we have  financed  operations  to date  through the  proceeds of the  private  placement  of  equity.  In  connection  with our business plan, management anticipates additional increases in operating expenses and capital  expenditures  relating to: (i)  acquisition of inventory;  and (ii) working capital.  We intend to finance these expenses with further  issuances of securities,  and debt  issuances.  Thereafter,  we  expect we will need to raise additional   capital  and  generate   revenues  to  meet   long-term   operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current  shareholders.  Further, such securities might have rights,  preferences or privileges  senior to our common stock.  Additional financing may not be available  upon  acceptable  terms,  or at all. If adequate funds are not available or are not available on acceptable  terms, we may not be able to take advantage of prospective new business  endeavors or  opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual  Report,  we do not have  any  off-balance  sheet arrangements  that have or are  reasonably  likely  to have a current  or future effect on our financial condition,  changes in financial condition,  revenues or expenses,  results of operations,  liquidity,  capital  expenditures  or capital  resources that are material to investors.

GOING CONCERN

The independent  auditors' report  accompanying our December 31, 2008 and December 31, 2007  financial   statements  contains  an  explanatory   paragraph   expressing substantial  doubt  about  our  ability  to  continue  as a going concern.  The financial  statements  have been prepared  "assuming  that we will continue as a going concern," which  contemplates  that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7. FINANCIAL STATEMENTS

NATURE OF BEAUTY LTD.

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS AS AT DECEMBER 31, 2008 AND DECEMBER 31, 2007

STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007 AND FOR THE PERIOD MAY 22, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2008

STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD MAY 22, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2008

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007 AND FOR THE PERIOD MAY 22, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2008

NOTES TO THE FINANCIAL STATEMENTS

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nature of Beauty Ltd.

Everett, Washington

I have audited the accompanying balance sheets of Nature of Beauty Ltd. (a development stage company) as of December 31, 2008 and 2007, and the related  statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, the period from May 22, 2007 (inception) through December 31, 2007, and for the period from May 22, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of Nature of Beauty Ltd. as of December 31, 2008 and 2007 and the related  statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, the period from May 22, 2007 (inception) through December 31, 2007, and for the period from May 22, 2007 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

          Ronald R. Chadwick, P.C.

February 12, 2009

          RONALD R. CHADWICK, P.C.

NATURE OF BEAUTY LTD (A Development Stage Company) Balance Sheets
Assets
	December 31,	December 31,
	2008	2007

Current Assets
Cash	$15,783	$43,632
Total Assets	$15,783	$43,632

Liabilities and Stockholders’ Equity

Long Term Liabilities
Loan from Director	$200	$200
Total Long Term Liabilities	$200	$200

Stockholders’ Equity
Capital stock
Common stock, $0.00001par value, 100,000,000 shares authorized;
9,090,000 shares issued and outstanding.	91	91
Additional paid-in-capital	53,909	53,909
Deficit accumulated during the development stage	(38,417)	(10,568)
Total stockholders’ equity	15,583	43,432
Total liabilities and stockholders’ equity	$15,783	$43,632

See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD (A Development Stage Company) Statements of Operations
	Year Ended December 31, 2008	From Inception on May 22, 2007 through December 31,2007	From Inception on May 22, 2007 through December 31,2008
Expenses
General and Administrative Expenses	$ 27,849	$ 10,568	$ 38,417

Net (loss)	$ (27,849)	$ (10,568)	$ (38,417)

(Loss) per share – Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	9,090,000	5,230,446

See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD (A Development Stage Company) Statement of Stockholders’ Equity For the Period May 22, 2007 (Inception) to December 31, 2008
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

July 17, 2007
Subscribed for cash at $0.001	5,000,000	$ 50	$ 4,950	$ -	$ 5,000
August 14, 2007
Subscribed for cash at $0.01	4,000,000	40	39,960	-	40,000
December 12, 2007
Subscribed for cash at $0.10	90,000	1	8,999		9,000
Net loss	-	-	-	(10,568)	(10,568)
Balance as of December 31, 2007	9,090,000	$ 91	$ 53,909	$ (10,568)	$ 43,432
Net Loss	-	-	-	(27,849)	(27,849)
Balance as of December 31, 2008	9,090,000	$ 91	$ 53,909	$ (38,417)	$15,583

See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD (A Development Stage Company) Statements of Cash Flows
	Year Ended December 31, 2008	From Inception on May 22, 2007 to December 31, 2007	From Inception on May 22, 2007 to December 31, 2008
Cash flows from operating activities
Net (loss)	$(27,849)	$(10,568)	$(38,417)
Net cash used for operating activities	(27,849)	(10,568)	(38,417)

Cash flows from financing activities
Loans from Director		200	200
Sale of common stock		54,000	54,000
Net cash provided by financing activities		54,200	54,200

Net increase (decrease) in cash and equivalents	(27,849)	43,632	15,783

Cash and equivalents at beginning of the period	43,632	-	-
Cash and equivalents at end of the period	$15,783	$43,632	$15,783

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD

(A Development Stage Company)

Notes To The Financial Statements

December 31,2008

1. ORGANIZATION AND BUSINESS OPERATIONS

NATURE OF BEAUTY LTD (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted marketing and distributing beauty product to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, May 22, 2007 through December 31, 2008 the Company has accumulated losses of  $38,417.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $38,417 as of December 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

NATURE OF BEAUTY LTD

(A Development Stage Company)

Notes To The Financial Statements

December 31,2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NATURE OF BEAUTY LTD

(A Development Stage Company)

Notes To The Financial Statements

December 31,2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NATURE OF BEAUTY LTD

(A Development Stage Company)

Notes To The Financial Statements

December 31,2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. INCOME TAXES

 As of December 31, 2008, the Company had net operating loss carry forwards of approximately $38,417 that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. DISTRIBUTIONS AND MARKETING AGREEMENT

The Company entered into a Distribution and Marketing Agreement with  “PKF AKS” to market and distribute the beauty products in North America.

6.  REGISTRATION STATEMENT

  On March 21, 2008, the Company filed a registration statement on Form S-1 with the Securities and  Exchange  Commission  (the "SEC") . On  May 21, 2008,  the  registration statement was declared effective by the SEC.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been none.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management,  including Mrs. Malitski,  our Chief  Executive  Officer and our

Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  December  31,  2008.  Based  on  that evaluation,  Mrs. Malitski concluded that our disclosure  controls and procedures were not  effective  as of such date to ensure that  information  required to be disclosed  in the  reports  that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in

Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"),

that are  designed to ensure that  information  required to be  disclosed in our

Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and  that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as

appropriate,  to  allow  timely  decisions  regarding  required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the

effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls'

and  procedures'  objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information  generated for use in this report. In the  course of our  evaluation,  we  sought to  identify  data  errors,  control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive

Officer/Chief  Financial  Officer  concluded  that,  as of the end of the period covered by this Annual report,  our disclosure  controls and procedures  were effective and were operating at the reasonable assurance level.

AUDIT COMMITTEE

We do not have an audit committee.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report is as follows:

Name                        Age             Position with the Company

----                        ---             -------------------------

Olga Malitski                50          President/Chief Executive Officer,

                                         Treasurer, Chief Financial Officer,

                                         Principal Accounting Officer and a

                                         Director

Alexander Ishutkin           44          Secretary

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director,  executive  officer  and the secretary  during  at least the past five years,  indicating their principal  occupation during the period, and the name and principal  business of the organization by which they were employed,  and including other directorships held in reporting companies.

Since our inception on May 22, 2007, Olga Malitski has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer, and sole member of the board of directors. From May 22, 2007 to February 10, 2008, Mrs. Malitski was our secretary. From June 2002 to August 2005, Mrs. Malitski has worked for Vision, a distribution company located in Russia and engaged in the business of distributing skin care products as well as organic food supplements. From June 2002 to June 2004, Mrs. Malitski worked as a sales manager and expert in a trade company Lestroitorg. From June 2004 to September 2005, she worked as senior executive officer of the distribution division of the Lestroitorg. In September 2005, Mrs. Malitski started her own distribution company called “Svetlana” which distributed fashion goods from China to Russia for Russian retail companies. In 1981, Ms. Malitski graduated from Blagovechensk Institute of Technology with Bachelor Degree in textile technology. Mrs. Malitski has not been a member of the board of directors of any corporations during the last five years.

     Since February 2008, Alexander Ishutkin has been our secretary. Since 2000, Mr. Ishutkin has been the President and CEO of Russian Tavern. Russian Tavern imports produce (eggs, soya beans, etc.) to Eastern Russia from Asia and Central Russia. Mr. Ishutkin has not been a member of the board of directors of any corporations during the last five years.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers. There are no relationships between Olga Malitski and Alexander Ishutkin, our officers and sole director and the shareholders other than as friends and business associates.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, Mrs. Malitski and Mr. Ishutkin have not been the subject of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mrs. Malitski or Mr. Ishutkin was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mrs. Malitski or Mr. Ishutkin’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for fiscal years ending December 31, 2008 and December 31, 2007 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

Executive Officer Compensation Table
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non- Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensa- tion Earnings (US$)	All Other Compen- sation (US$)	Total (US$)
Olga Malitski, President and Treasurer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Alexander Ishutkin, Secretary	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

STOCK OPTION GRANTS

As of the date of this Annual  Report we have not granted any stock options to the executive officers since our inception.

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report,  we have not entered into any  contractual agreements with our executive officers or directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

The following table provides the name and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this Annual report and by the officer and director, individually. Except as otherwise indicated, all shares are owned directly.

                                                  Amount of

Title of        Name and Address                  Beneficial       Percent

 Class         of Beneficial Owner                Ownership        of Class

 -----         -------------------                ---------        --------

Common         Olga Malitski                      4,000,000          44%

Stock          President, Chief Executive

               63 - 5 Kombinostroiteley

               Birobidjan, EAO

               679014 Russia

Common         Alexander Ishutkin                 1,100,000         12.10%

Stock          Secretary

               63 - 5 Kombinostroiteley

               Birobidjan, EAO

               679014 Russia

Common         All officers and directors         5,100,000         56.10%

Stock          as a group that consists of

               two people

The percent of class is based on 9,090,000 shares of common stock issued and outstanding as of the date of this Annual report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 25,2008 we paid Olga Malitski $2,560 for the development of our website. The terms of this transaction were as favorable as terms with an unaffiliated third party. We use approximately 25 square feet of office space at the home of Mrs. Malitski.

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

During  fiscal year ended December 31, 2008, we incurred  approximately  $7,450 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial  statements for fiscal year ended December 31, 2008 and for the review of our financial  statements  for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During  fiscal  year ended December 31,  2008,  we did not incur any other fees for professional services rendered by our principal  independent  accountant for all other non-audit  services which may include,  but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 14. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.                               Document

-----------                               --------

    3.1              Articles of Incorporation*

    3.2              Bylaws*

   31.1              Certification  of Chief Executive  Officer Pursuant to Rule

                     13a-14(a) or 15d-14(a) of the Securities Exchange Act.

   31.2              Certification  of Chief Financial  Officer Pursuant to Rule

                     13a-14(a) or 15d-14(a) of the Securities Exchange Act.

   32.1              Certification   of  Chief   Executive   Officer  and  Chief

                     Financial Officer Under Section 1350 as Adopted Pursuant to

                     Section 906 of the Sarbanes-Oxley Act.

*     filed as an exhibit to our registration statement on Form S-1 dated March 21, 2008

SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                                              NATURE OF BEAUTY LTD.

Dated: March 18 2009                          By: /s/ Olga Malitski

                                              ----------------------------------

                                              Olga Malitski,

                                              President/Chief Executive Officer

Dated: March 18, 2009                          By: /s/ Olga Malitski

                                              ----------------------------------

                                               Olga Malitski

                                              Treasurer/Chief Financial Officer