Form 10-Q
period 2009-06-30
Nature of Beauty Ltd.
filed 2009-07-13
CIK 1429627

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 13, 2009
Common Stock, $0.00001	9,090,000

NATURE OF BEAUTY LTD

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NATURE OF BEAUTY LTD (A Development Stage Company) Balance Sheet

Assets

	June 30,	December 31,
	2009 (Unaudited)	2008 (Audited)
Current Assets
Cash	$1,047	$15,783
Total Assets	$1,047	$15,783

Liabilities and Stockholders’ Equity

Long Term Liabilities
Loan from Director	$100	$200
Total Long Term Liabilities	$100	$200

Stockholders’ Equity
Capital stock
Common stock, $0.00001par value, 100,000,000 shares authorized;
9,090,000 shares issued and outstanding.	91	91
Additional paid-in-capital	53,909	53,909
Deficit accumulated during the development stage	(53,053)	(38,417)
Total stockholders’ equity	947	15,583
Total liabilities and stockholders’ equity	$1,047	$15,783

See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD (A Development Stage Company) Statements of Operations
(Unaudited)
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Cumulative from May 22, 2007 (Inception) to June 30, 2009
Expenses
General and Administrative Expenses	$ 1,600	$ 14,636	$ 15,354	$ 22,054	$ 53,053

Net ( loss)	$ (1,600)	$(14,636)	$(15,354)	$(22,054)	$ (53,053)

Loss per share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	9,090,000	9,090,000	9,090,000	9,090,000

See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD (A Development Stage Company) Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative from May 22 2007 (Inception) to June 30, 2009

Cash flows from operating activities
Net (loss)	$(14,636)	$(22,054)	$(53,053)
Net cash used for operating activities	(14,636)	(22,054)	(53,053)

Cash flows from (used in) financing activities
Loans from Director	(100)		100
Sale of common stock			54,000
Net Cash provided by (used in) Financing Activities	(100)		54,100

Net increase (decrease) in cash and equivalents	(14,736)	(22,054)	1,047

Cash and equivalents at beginning of the period	15,783	43,632	-
Cash and equivalents at end of the period	$1,047	$21,578	$1,047

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes to Financial Statements

NATURE OF BEAUTY LTD

(A Development Stage Company)

Notes To The Financial Statements

June 30, 2009

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

NATURE OF BEAUTY LTD (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily devoted marketing and distributing beauty product to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, May 22, 2007 through June 30, 2009 the Company has accumulated losses of  $53,053.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $53,053 as of June 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

4. INCOME TAXES

 As of June 30, 2009, the Company had net operating loss carry forwards of approximately $53,053  that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTONS

On February 6, 2009 the Company repaid $100 to related party.

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

The  summarized  financial data is derived from and should be read in conjunction  with our unaudited  financial  statements for the six-month period ended June 30, 2009,  including the notes to those  financial statements which are included in this Quarterly Report. The following discussion contains  forward-looking  statements  that  reflect  our plans,  estimates  and beliefs.  Our actual results could differ materially from those discussed in the forward  looking  statements.  Our audited  financial  statements  are stated in United  States  Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

Six-Month Period Ended June 30, 2009 Compared to the Six-Month Period Ended June 30, 2008.

Our net loss for the six-month period ended June 30, 2009 was approximately ($14,636) compared to a net loss of ($22,054) during the period six-month period ended June 30, 2008. During the six-month periods ended June 30, 2009 and 2008, we did not generate any revenue.

During the six-month period ended June 30, 2009, we incurred general and administrative expenses of approximately $14,636 compared to $22,054 incurred during the six-month period ended June 30, 2008. General and administrative expenses incurred during the six-month period ended June 30, 2009  were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the six-month period ended June 30, 2009 was ($14,636) or ($0.00) per share compared to a net loss of ($22,054) or ($0.00) per share during the six-month period ended June 30, 2008. The weighted average number of shares outstanding was 9,090,000 for the six-month periods ended June 30, 2009  and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended June 30, 2009

As at the six-month period ended June 30, 2009, our current assets were $1,047 and our current liabilities were $100, which resulted in a working capital surplus of $947. As at the six-month period ended June 30, 2009, current assets were comprised of $1,047 in cash compared to $15,783 in current assets at fiscal year ended December 31, 2008.

As at the six-month period ended June 30, 2009,  current  liabilities  were comprised  entirely of $100 in loan from director compared to $200 in current  liabilities at fiscal year ended December 31, 2008. The decrease in liabilities during the six-month period ended June 30, 2009 from fiscal year ended December 31, 2008 was primarily due to the loan repayment to related party.

Stockholders’ equity decreased from $15,583 for fiscal year ended December 31, 2008 to $947 for the six-month period ended June 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2009, net cash flows used in operating activities was ($14,636) consisting primarily of a net loss of ($14,636). Net cash flows used in operating activities was ($22,054) for the six-month period ended June 30, 2008.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended June 30, 2009, net cash flows used in financing activities was ($100) consisting primarily of ($100) loan repayment. For the six-month period ended June 30, 2008, we had not generated cash flows from financing activities.

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

MATERIAL COMMITMENTS

As of the date of this  Quarterly  Report,  we have a  material  commitment  for fiscal year 2009.   As of June 30, 2009, we owe Olga Malitski, our Chief Executive  Officer and a director $100.  The loan is non-interest bearing and payable upon demand.

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

                                                                             Nature of Beauty Ltd., Registrant

Dated: July 13, 2009                                           By:  /s/ Olga Malitski

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