Form 10-Q
period 2009-09-30
Bio-Clean, Inc.
filed 2009-11-23
CIK 1429627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-149857

                                 Bio-Clean, Inc.
                 (Name of small business issuer in its charter)

           Nevada                                                26-0338889
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                           895 Dove Street, 3rd Floor
                             Newport Beach, CA 92660
                    (Address of principal executive offices)

                                 (949) 955-7979
                          (Issuer's telephone number)

Securities registered pursuant to                          Name of each exchange
     Section 12(b) of the Act:                              on which registered:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $0.00001
                                (Title of Class)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [X]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                  Outstanding as of November 20, 2009
      -----                                  -----------------------------------
Common Stock, $0.00001                                 81,810,000

                                 BIO-CLEAN, INC.

                                    FORM 10-Q

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
           Balance Sheets                                                      3
           Statements of Operations                                            4
           Statements of Cash Flows                                            5
           Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Item 4.  Controls and Procedures                                              14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

BIO-CLEAN,INC.
(A Development Stage Company)
Balance Sheet
--------------------------------------------------------------------------------

                                                                       September 30,       December 31,
                                                                           2009               2008
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  1,498           $ 15,783
                                                                         --------           --------

TOTAL ASSETS                                                             $  1,498           $ 15,783
                                                                         ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LONG TERM LIABILITIES
  Loan from Director                                                     $ 21,418           $    200
                                                                         --------           --------

TOTAL LONG TERM LIABILITIES                                                21,418                200
                                                                         --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Common stock, $0.00001par value, 100,000,000 shares authorized;
     81,810,000 shares issued and outstanding                                 819                 91
  Additional paid-in-capital                                               53,181             53,909
  Deficit accumulated during the development stage                        (73,920)           (38,417)
                                                                         --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                (19,920)            15,583
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  1,498           $ 15,783
                                                                         ========           ========


                 See Accompanying Notes to Financial Statements

BIO-CLEAN, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Cumulative from
                                        Three Months       Nine Months     Three Months       Nine Months      May 22, 2007
                                           Ended             Ended            Ended             Ended         (Inception) to
                                        September 30,     September 30,    September 30,     September 30,     September 30,
                                            2009              2009             2008              2008              2009
                                        ------------      ------------     ------------      ------------      ------------
Expenses
  General and Administrative Expenses   $     20,867      $     35,503     $      3,315      $     25,369      $     73,920
                                        ------------      ------------     ------------      ------------      ------------

Net (loss)                              $    (20,867)     $    (35,503)    $     (3,315)     $    (25,369)     $    (73,920)
                                        ============      ============     ============      ============      ============

LOSS PER SHARE - BASIC AND DILUTED      $      (0.00)     $      (0.00)    $      (0.00)     $      (0.00)     $      (0.00)
                                        ============      ============     ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       81,810,000        81,810,000       81,810,000        81,810,000        81,810,000
                                        ============      ============     ============      ============      ============


                 See Accompanying Notes to Financial Statements

BIO-CLEAN, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Cumulative from
                                                              Nine Months        Nine Months       May 22, 2007
                                                                Ended              Ended          (Inception) to
                                                             September 30,      September 30,      September 30,
                                                                 2009               2008               2009
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                   $(35,503)          $(25,369)          $(73,920)
                                                               --------           --------           --------

      Net cash used for operating activities                    (35,503)           (25,369)           (73,920)
                                                               --------           --------           --------

CASH FLOWS FROM  (USED IN) FINANCING ACTIVITIES
  Loans from Director                                            21,218                 --             21,418
  Sale of common stock                                               --                 --             54,000
                                                               --------           --------           --------

      Net Cash provided by (used in) Financing Activities        21,218                 --             75,418
                                                               --------           --------           --------

Net increase (decrease) in cash and equivalents                 (14,185)           (22,054)             1,498

Cash and equivalents at beginning of the period                  15,783             43,632                 --
                                                               --------           --------           --------

Cash and equivalents at end of the period                      $  1,498           $ 21,578           $  1,498
                                                               ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========

  Taxes                                                        $     --           $     --           $     --
                                                               ========           ========           ========


                 See Accompanying Notes to Financial Statements

BIO-CLEAN, INC.
(A Development Stage Company)
Notes To The Financial Statements
September 30, 2009
(Unaudited)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS OPERATIONS

BIO-CLEAN, INC., formerly NATURE OF BEAUTY LTD ("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007. In September 2009 the Company changed in name to Bio-Clean, Inc. and effected a nine for one split of its common stock. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily devoted marketing and distributing beauty product to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 22, 2007 through September 30, 2009 the Company has accumulated losses of $73,920.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $73,920 as of September 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

d) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

e) Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

f) Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

g) Income Taxes

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

h) Basic and Diluted Net Loss per Share

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

i) Fiscal Periods

The Company's fiscal year end is December 31.

j) Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.

The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

3. COMMON STOCK

The authorized capital of the Company is 200,000,000 common shares with a par value of $ 0.00001 per share.

In July 2007, the Company issued 45,000,000 shares of common stock at a price of $0.0001 per share for total cash proceeds of $5,000.

In August 2007, the Company issued 36,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $40,000.

In December 2007, the Company also issued 810,000 shares of common stock at a price of $0.010 per share for total cash proceeds of $9,000.

During the period May 22, 2007 (inception) to December 31, 2007, the Company sold a total of 81,81,000 shares of common stock for total cash proceeds of $54,000.

In September 2009 the Company forward split its common shares 9 for 1. The above amounts reflect this split.

4. INCOME TAXES

As of September 30, 2009, the Company had net operating loss carry forwards of approximately $73,920 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTONS

On February 6, 2009 the Company repaid $100 to related party and in the third quarter of 2009 a related party advanced $20,318 to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

BIO-CLEAN, INC., formerly NATURE OF BEAUTY LTD., is a corporation organized under the laws of the State of Nevada. Our registration statement has been filed with the Securities and Exchange Commission and has been declared effective on May 21, 2008.

Our core business is the wholesaling of natural and organic cleaning and disinfecting solutions.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Bio-Clean," refers to Bio-Clean, Inc.

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

The summarized financial data is derived from and should be read in conjunction with our unaudited financial statements for the six-month period ended September 30, 2009, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008.

Our net loss for the nine-month period ended September 30, 2009 was approximately ($35,503) compared to a net loss of ($25,369) during the nine-month period ended September 30, 2008. During the nine-month periods ended September 30, 2009 and 2008, we did not generate any revenue.

During the nine-month period ended September 30, 2009, we incurred general and administrative expenses of approximately $35,503 compared to $25,369 incurred during the nine-month period ended September 30, 2008. General and administrative expenses incurred during the nine-month period ended September 30, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the nine-month period ended September 30, 2009 was ($35,503) or ($0.00) per share compared to a net loss of ($25,369) or ($0.00) per share during the nine-month period ended September 30, 2008. The weighted average number of shares outstanding was 81,81,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009

As at the nine-month period ended September 30, 2009, our current assets were $1,498 and our current liabilities were $21,418, which resulted in negative working capital of $19,920. As of September 30, 2009, current assets were comprised of $1,498 in cash compared to $15,783 at December 31, 2008.

At September 30, 2009 current liabilities were comprised entirely of $21,418 in loan from a related party compared to $200 in current liabilities at December 31, 2008. The increase in liabilities during the nine-month period ended September 30, 2009 from December 31, 2008 was primarily due to the loan repayment to and additional loans from a related party.

Stockholders' equity decreased from $15,583 at December 31, 2008 to capital deficiency of $(19,920) at September 30, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2009, net cash flows used in operating activities was ($35,503) consisting of a net loss of ($35,503). Net cash flows used in operating activities was ($25,369) for the nine-month period ended September 30, 2008.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended September 30, 2009, net cash flows provided by financing activities was ($21,318) consisting primarily of ($100) loan repayment and additional loans of $21,418. For the nine-month period ended September 30, 2008, we had not generated cash flows from investing activities.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2009. As of September 30, 2009, we owe related parties $21,418. The amounts are non-interest bearing and payable upon demand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). The Russian Ruble has been informally pegged to the USD. However, Russia is under international pressure to adopt a more flexible exchange rate system. If the Russian Ruble was no longer pegged to the USD, rate fluctuations may have a material impact on our financial reporting and make realistic revenue projections difficult.

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

ITEM 4. CONTROLS AND PROCEDURES

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

                                         Bio-Clean, Inc., Registrant

Dated: November 20, 2009
                                         By: /s/ Darrin Holman
                                            ------------------------------------
                                             Chief Executive Officer



                                         By: /s/ Dale Paisley
                                            ------------------------------------
                                             Chief Financial Officer and
                                             Principal Accounting Officer