Form 10-K
period 2009-12-31
Bio-Clean, Inc.
filed 2010-05-17
CIK 1429627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                   For the fiscal year ended December 31, 2009

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                  For the transition period from _____ to _____

                       COMMISSION FILE NUMBER: 333-149857

                                 BIO-CLEAN, INC.
                 (Name of small business issuer in its charter)

           NEVADA                                        26-0338889
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     895 Dove Street, 3rd Floor
        Newport Beach CA                                   92660
(Address of principal executive offices)                 (Zip Code)

                                 (714) 373-1984
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Shares of Common Stock, $0.00001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", an "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act."

Large accelerated filer [ ]                Accelerated filed [ ]
Non-accelerated filer [ ]                  Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $-0- State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter. $99,900, based on a price of $0.01 per share, being the price at which the registrant last sold shares of its common stock.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 14, 2010, the Issuer had 81,810,000 Shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

                                 BIO-CLEAN, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2010

                                      INDEX

                                                                           PAGE
                                                                           ----


PART I
                                                                             3
ITEM 1.      Description of Business.                                        5
ITEM 1A.     Risk Factors.                                                   7
ITEM 1B.     Unresolved Staff Comments.                                      7
ITEM 2.      Properties.                                                     7
ITEM 3.      Legal Proceedings.                                              7
ITEM 4,

PART II      (Removed and Reserved).

ITEM 5.      Market for Common Equity and Related Stockholder Matters and
             Issuer Purchases of Equity Securities.                          8
ITEM 6.      Selected Financial Data.                                        8
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                      9
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.    11
ITEM 8.      Financial Statements and Supplementary Data.                   11
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.                                      21
ITEM 9A(T).  Controls and Procedures.                                       21
ITEM 9B.     Other Information.                                             21


PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance.        22
ITEM 11.     Executive Compensation                                         23
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.                    23
ITEM 13.     Certain Relationships and Related Transactions
             and Director Independence.                                     25
ITEM 14.     Principal and Accountant Fees and Services.                    25

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules                        26

SIGNATURES                                                                  27

                                     PART I

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect," and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "Bio-Clean," and the "Company" refer to Bio-Clean, Inc., formerly known as Nature of Beauty, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

The Company was incorporated under the laws of the State of Nevada on May 22, 2007. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7"). Historically, the Company has been engaged in the business of purchasing and distributing all-natural and organic everyday skin care products from Russia. As of the date of this Annual Report, we have not commenced business operations and we have not generated any revenues from the beauty product business. In the later part of 2009, the Company's management and Board of Directors deemed it to be in the best interests of the Company and its stockholders for the Company to diversify its holdings across a broader range of industry segments. Doing so would provide greater growth potential as well as balance cyclical downturns. On October 16, 2009, we changed our name to Bio-Clean, Inc. and commenced work on developing "green" products and technologies, including unique cleaning and environmental remediation products.

BEAUTY PRODUCTS INDUSTRY

On January 10, 2008, we entered into Distribution and Marketing agreement with our supplier "PKF AKS". We will offer our products to retail consumers, beauty salons and department stores. We are planning to participate in various trade shows to promote our beauty lines by presenting informational brochures and our product samples. We also plan to target Russian and eastern European immigrants in Canada. Today, vast majority of consumers prefer using organic skin care products free of chemicals and harsh elements. Our distribution agreement with "PKF AKS" will let us buy all of our products directly from the manufacturer. We intend to sell organic and all-natural cosmetic products, which will allow a user to look and feel younger and fresher without the use of harsh chemicals on their skin. The following is a brief description, including its origin of each brand that we intend to market in North America:

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

AGREEMENT WITH OUR SUPPLIER

Our supplier, "PKF AKS", is a manufacturer, exporter, and distributor of organic and all-natural cosmetics and skin care products located Russia. We intend to market and distribute these items in North America. Under our Marketing and Sales Distribution Agreement with "PKF AKS" dated January 10, 2007, "PKF AKS" has agreed to sell us its products in the purpose of distribution.

SALES AND MARKETING STRATEGY

We intend to employ sales representatives who will focus on contacting skin care distributors, independent retail stores and franchises, as well as online distributors. We will attempt to execute other distribution contracts with the distributors and retail stores that will sell our products at retail prices, which are typically 20%-25% higher.

We also intend to develop a website intended to be a destination site for our products. The site will offer a large array of products and by becoming a "one-stop shopping" destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced salon products and supplies.

Our plan of operation for the twelve months following the date of this Annual Report is to negotiate with individual suppliers and manufacturers to offer their products on our website; to enter into additional distribution agreements with skin care distributors, retail stores and outlets. We plan to take part in various trade shows to promote our product and to meet potential clients.

SHARE OF MARKET

Our expected share of the skin care products market is difficult to determine given that most of cosmetic distributors, beauty salons and stores are private businesses that have no duty to publicly disclose their revenue, and skin care products market is highly competitive. However, we believe that due to the vast size of this market in North America, our market share will likely be less than one percent. Furthermore, we will not be dependent upon a few major customers for our business.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark nor do we have pending patent or trademark applications.

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

We do not believe that any government approval will be needed for our principal products.

COMPLIANCE WITH GOVERNMENT REGULATIONS

We do not believe that there are any government regulations applicable to our intended business operations.

RESEARCH AND DEVELOPMENT EXPENSE

We have not incurred any research expenditures since our incorporation.

COSTS AND EFFECTS WITH COMPLIANCE WITH ENVIRONMENTAL LAWS

There should be costs or effective with compliance with environmental laws.

EMPLOYEES

We have no employees other than our executive officers.

ITEM 1A. RISK FACTORS.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

As of December 31, 2009, we had cash in the amount of $-0-. We currently have no operations and no income. Our business plan calls for ongoing expenses in connection with marketing and sales of porcelain. We do not have sufficient funds on hand; therefore if we are unable to obtain additional funding we may have to delay the implementation of our business plan. Our sources for obtaining additional working capital are through issuing additional shares of common stock or debt instruments.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

WE HAVE YET TO EARN REVENUE FROM OUR OPERATIONS AND, BECAUSE OUR ABILITIY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCIING, OUR ACCOUTANTS BELIEVE THAT THERE IS A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $85,536 for the period from our inception on May 22, 2007 to December 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim or our technology business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Bio-Clean, Inc. is suitable.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on May 22, 2007 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Annual Report and have incurred total losses of $85,536 from our incorporation to December 31, 2009. Our ability to achieve profitability and positive cash flow will dependent upon:

*    our ability to locate suppliers who will sell products to our customers;
*    our ability to attract customers who will buy products from our website;
*    our ability to generate revenues through the sale of products.

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

BECAUSE OUR OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our officers and directors intend to devote limited time to our operations. It is possible that the demands on our officers and sole director from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, they may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

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

We will import all of our products from overseas. Because we import all of our products and deliver them directly to our customers, we believe that disruptions in shipping deliveries may have a great effect on us. Deliveries of our products may be disrupted through factors such as problems with shipping; increased inspections of import shipments or other factors causing delays in shipments; and economic crises, international disputes and wars.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WITH THE RESULT THAT AN INVESTOR MAY NOT BE ABLE TO SELL ANY SHARES ACQUIRED AT A PRICE EQUAL TO OR GREATER THAN THE PRICE PAID BY THE INVESTOR.

Our common shares are traded on the OTC Bulletin Board under the symbol "BOCL." Companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

BECAUSE OUR STOCK IS A PENNY STOCK, STOCKHOLDERS WILL BE MORE LIMITED IN THEIR ABILITY TO SELL THEIR STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1. contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
2. contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;
3. contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
4. contains a toll-free telephone number for inquiries on disciplinary actions;
5. defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and 6. contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. (REMOVED AND RESERVED).

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

GENERAL

Our authorized capital stock consists of 200,000,000 shares, of which 100,000,000 are shares of common stock, with a par value of $0.00001 per share, and 100,000,000 are shares of preferred stock, with a par value of $0.00001 per share. As of May 14, 2010, there were 81,810,000 shares of our common stock issued and outstanding which were held of record by 116 stockholders. As of the same date, there were no shares of the Series A, Series B or Series C preferred stock issued and outstanding.

MARKET INFORMATION

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol "BOCL" on May 21, 2008. Active trading in our common stock began on or about October 16, 2009. The high and low bid price information for our common stock is as follows:

Quarter ended September 30, 2009:       Not available.
Quarter ended December 31, 2009:        High Bid:  $0.70    Low Bid:  $0.04

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

DIVIDENDS

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the "NRS"), does provide limitations on our ability to declare dividends. Section 78.288 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a) we would not be able to pay our debts as they become due in the usual course of business; or
(b) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles.

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

FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2008.

Our net loss for fiscal year ended December 31, 2009 was ($47,119) compared to a net loss of ($27,849) during fiscal year ended December 31, 2008 (an increase of $19,630, or 69.2%). During fiscal years ended December 31, 2009 and December 31, 2008, we did not generate any revenue.

During fiscal year ended December 31, 2009, we incurred expenses of $47,119 compared to $27,489 incurred during fiscal year ended December 31, 2008 (an increase of $19,630 or 69.2%).

Expenses incurred during fiscal year ended December 31, 2009 compared to fiscal year ended December 31, 2008 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 81,810,000 for fiscal year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2009

As at fiscal year ended December 31, 2009, our current assets were $-0- and our total liabilities were $31,536. As at fiscal year ended December 31, 2009, total liabilities were comprised of $1,580 of accrued expenses and $29,956 in loans from a related party.

As at fiscal year ended December 31, 2008, our total assets were $15,783 comprised entirely of current assets. The decrease in total assets during fiscal year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the decrease in cash and cash equivalents relating to payment of our expenses.

Stockholders' equity decreased from $15,583 for fiscal year ended December 31, 2008 to ($31,536) for fiscal year ended December 31, 2009, a difference of $47,119 or 302.4%.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2009, net cash flows used in operating activities were ($45,539) consisting primarily of a net loss of ($47,119). For fiscal year ended December 31, 2008, net cash flows from operating activities was ($27,849) consisting primarily of a net loss of ($27,849).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2009, we did not generate cash flow from financing activities in either the fiscal years ended December 31, 2009 or December 31, 2008. Cash flows from financing activities for fiscal year ended December 31, 2009 consisted of $29,756 in loans from a related party.

We expect that working capital requirements will continue to be funded through further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009 and December 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS:
                                                                          Page
                                                                          ----

Audited financial statements as of December 31, 2009, including:

1.   Report of Independent Registered Public Accounting Firms;            12

2.   Consolidated Balance Sheets as of December, 2009 and 2008;           13

3.   Consolidated Statements of Operations for the years ended
     December 31, 2009 and 2008 and for the period from inception
     on May 22, 2007 to December 31, 2009;                                14

4.   Consolidated Statements of Cash Flows for the years ended
     December 31, 2009 and 2008 and for the period from inception
     on May 22, 2007 to December 31, 2009;                                15

5.   Consolidated Statement of Stockholders' Equity for the period
     from inception on May 22, 2007 through December 31, 2009; and        16

6.   Notes to the Consolidated Financial Statements.                      17

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Bio-Clean Inc., (fka Nature of Beauty Ltd.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Bio-Clean Inc., (fka Nature of Beauty Ltd.) (A Development Stage Company) as of December 31, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2009 and since inception on May 22, 2007 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Clean Inc., (fka Nature of Beauty Ltd.) (A Development Stage Company) as of December 31, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and since inception on May 22, 2007 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2A to the financial statements, the Company has had an accumulated deficit of $85,536, and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
--------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
May 14, 2010

                50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888)727-8251 Fax: (888)782-2351

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       December 31,       December 31,
                                                                           2009               2008
                                                                         --------           --------
                                     ASSETS

Current Assets
  Cash                                                                   $     --           $ 15,783
                                                                         --------           --------

Total Assets                                                             $     --           $ 15,783
                                                                         ========           ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accrued Expenses                                                       $  1,580           $     --
  Advance from Related Party                                               29,955                200
                                                                         --------           --------
Total Current Liabilities                                                  31,535                200
                                                                         --------           --------

Total Liabilities                                                          31,535                200
                                                                         --------           --------

Stockholders' Equity (Deficit)
  Capital stock:
    Preferred Stock, $0.00001 par value, 100,000,000 shares
     authorized; 0 shares issued and outstanding at
     December 31, 2009 and 2008, respectively                                  --                 --
    Common Stock, $0.00001 par value, 100,000,000 shares
     authorized; 81,810,000 and 9,090,000 shares issued and
     Outstanding at December 31, 2009 and 2008, respectively                  819                 91
  Additional Paid in Capital                                               53,181             53,909
  Deficit accumulated during the development stage                        (85,535)           (38,417)
                                                                         --------           --------
Total Stockholders' Equity (Deficit)                                      (31,535)            15,583
                                                                         --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                     $     --           $ 15,783
                                                                         ========           ========

                 The accompanying notes are an integral part of
                      these audited financial statements.

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                       From Inception on
                                            For The Year           For The Year           May 22, 2007
                                               Ended                  Ended                 through
                                            December 31,           December 31,           December 31,
                                                2009                   2008                   2009
                                            ------------           ------------           ------------
Revenues                                    $         --           $         --           $         --
                                            ------------           ------------           ------------
Operating Expenses
  General and administrative                      47,118                 27,849                 85,535
                                            ------------           ------------           ------------
Total Operating Expenses                          47,118                 27,849                 85,535
                                            ------------           ------------           ------------

Net Loss                                    $    (47,118)          $    (27,849)          $    (85,535)
                                            ============           ============           ============

Loss per share - Basic and Diluted                 (0.00)                 (0.00)
                                            ============           ============
Weighted Average Number of Common
 Shares outstanding                           81,810,000              9,090,000
                                            ============           ============


                 The accompanying notes are an integral part of
                      these audited financial statements.

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
          For the period May 22, 2007 (Inception) to December 31, 2009

                                                                                       Accumulated
                                                                                         Deficit
                                                                         Additional      During
                                                                          Paid in      Development
                                          Common Shares    Par Value      Capital         Stage         Total
                                          -------------    ---------      -------         -----         -----
Shares issued for cash - July 2007          45,000,000       $  450      $  4,550      $      --      $   5,000
Shares issued for cash - August 2007        36,000,000          360        39,640             --         40,000
Shares issued for cash - December 2007         810,000            9         8,991             --          9,000
Net loss                                            --           --            --        (10,568)       (10,568)
                                            ----------       ------      --------      ---------      ---------
Balance - December 31, 2007                 81,810,000          819        53,181        (10,568)        43,432

Net Loss                                            --           --            --        (27,849)       (27,849)
                                            ----------       ------      --------      ---------      ---------
Balance - December 31, 2008                 81,810,000          819        53,181        (38,417)        15,583

Net Loss                                            --           --            --        (47,118)       (47,118)
                                            ----------       ------      --------      ---------      ---------

Balance - December 31, 2009                 81,810,000       $  819      $ 53,181      $ (85,535)     $ (31,535)
                                            ==========       ======      ========      =========      =========


* In September 2009, the Company had a 9:1 forward stock split which is retroactively stated.

                 The accompanying notes are an integral part of
                      these audited financial statements.

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                               From Inception on
                                                                                                May 22, 2007 to
                                                            For the Year Ended December 31,       December 31,
                                                                2009               2008               2009
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(47,118)          $(27,849)          $(85,535)
  (Increase) decrease in current assets and liabilities:
    Increase in accrued expenses                                 1,580                 --              1,580
                                                              --------           --------           --------
Net cash used in operating activities                          (45,538)           (27,849)           (83,955)
                                                              --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                --                 --                 --
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                                   29,755                 --             29,955
  Cash proceeds from sale of common stock                           --                 --             54,000
                                                              --------           --------           --------
Net cash provided by financing activities                       29,755                 --             83,955
                                                              --------           --------           --------

Net increase (decrease) in cash and cash equivalents           (15,783)           (27,849)                --

Cash and cash equivalents - beginning of the period             15,783             43,632                 --
                                                              --------           --------           --------

Cash and cash equivalents - end of the period                 $     --           $ 15,783           $     --
                                                              ========           ========           ========

SUPPLIMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                    $     --           $     --           $     --
                                                              --------           --------           --------
  Income taxes                                                $     --           $     --           $     --
                                                              --------           --------           --------


                 The accompanying notes are an integral part of
                      these audited financial statements.

                                 BIO-CLEAN, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2009


1. ORGANIZATION AND BUSINESS OPERATIONS

BIO-CLEAN, INC., formerly NATURE OF BEAUTY LTD., ("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007. In September 2009, the Company changed in name to Bio-Clean, Inc. and effected a nine for one forward stock split of its common stock. The Company is in the development stage as defined under Development Stage Enterprises (ASC 915) and its efforts are primarily devoted in marketing and distributing beauty products to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 22, 2007 through December 31, 2009 the Company has accumulated losses of $85,536.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation - Going Concern

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $85,536 as of December 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and or private placement of common stock.

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c) Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

e) Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

f) Stock-based Compensation

Stock-based  compensation  is accounted for at fair value in accordance with ASC
715. To date, the Company has not adopted a stock option plan and has not granted any stock options.

g) Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

h) Basic and Diluted Net Loss per Share

In February 1997, the FASB issued ASC 260, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective May 22, 2007 (inception date).

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share because diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

i) Fiscal Periods

The Company's fiscal year end is December 31.

j) Recent Accounting Pronouncements

We have reviewed all the recent accounting pronouncements through ASU 2010-19 and do not believe any of these pronouncements will have a material impact on the company.

3. INCOME TAXES

As of December 31, 2009, the Company had net operating loss carry forwards of approximately $85,536 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

4. RELATED PARTY TRANSACTONS

During the year ended December 31, 2009 the Company received cash advances from related party amounting to $29,756 to fund its operations. Advances from related party of $29,956 are due on demand and non-interest bearing, and are recorded as other current liability in the accompanying financial statements as of December 31, 2009.

5. COMMITMENTS AND CONTINGENCIES

A securities lawyer claims that the prior control group of the Company contracted with him on behalf of the Company to perform securities legal work during the year ended December 31, 2009. The attorney claims he was paid $15,000 and is still owed $3,000. However, the attorney has not provided the new control group with a contract obligating the Company to pay. According, neither the $18,000 of expense, nor the $3,000 in liability, has been reflected in our financial statements as of December 31, 2009.

6. STOCKHOLDERS' EQUITY

The authorized capital of the Company is 100,000,000 Preferred shares with a par value of $0.00001 and 100,000,000 common shares with a par value of $0.00001 per share.

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

During the period May 22, 2007 (inception) to December 31, 2007, the Company sold a total of 81,810,000 shares of common stock for total cash proceeds of $54,000.

In September 2009, the Company forward split its common shares 9 for 1. The above amounts reflect this split. As of December 31, 2009, the Company had 81,810,000 shares of common stock outstanding taking into effect of forward split of its common shares 9 for 1.

7. SUBSEQUENT EVENTS

On March 29, 2010, the Company filed with the Nevada Secretary of State a Certificate of Designations designating 5,000,000 shares of Series A Preferred Stock, $0.00001 par value per share. Each share is convertible at any time into $1.00 of Common Stock of the Company, has a liquidation value of $1.00 per share, is not entitled to any dividends and has no voting rights other than those prescribed the laws of the State of Nevada.

On March 29, 2010, the Company filed with the Nevada Secretary of State a Certificate of Designations designating 250,000 shares of Series B Preferred Stock, $0.00001 par value per share. Each share is convertible at any time into $1.00 of Common Stock of the Company, has a liquidation value of $1.00 per share, is not entitled to any dividends and has no voting rights other than those prescribed the laws of the State of Nevada.

On March 29, 2010, the Company filed with the Nevada Secretary of State a Certificate of Designations designating 80,000 shares of Series C Preferred Stock, $0.00001 par value per share. Each share is convertible into 100 shares of Common Stock of the Company, has liquidation rights equal to those of the Company's common shares on an "as converted" basis, is not entitled to any dividends and has voting rights which shall be counted on an "as converted" basis times 100.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective on April 12, 2010, the Company dismissed its independent account, Ronald R. Chadwick, P.C. Certified Public Accountant. The report of Ronald R. Chadwick, P.C., Certified Public Accountant for the fiscal year ended December 31, 2008 contained no adverse opinion, disclaimers of opinion nor were they modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to dismiss Ronald R. Chadwick, P.C. Certified Public Accountant was made by the Board of Directors on April 12, 2010. At no time during the fiscal year ended December 31, 2008, nor during the interim period from January 1, 2009 through April 12, 2010, were there any disagreements with Ronald R. Chadwick, P.C., Certified Public Accountant, whether or not resolved, on any matter of accounting principles or practices, financials statement disclosures or auditing scope or procedure.

The Company disclosed the dismissal of Ronald R. Chadwick, P. C., Certified Public Account and the subsequent appointment of Seale & Beers, Certified Public Accountants in a Current Report on Form 8-K which was filed with the Securities and Exchange Commission on April 20, 2010.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company's last fiscal year covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company has determined that the addition of a new President and a new Chief Financial Officer have had a material effect, and will have an ongoing material affect, on the quality and effectiveness of the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

On March 19, 2010, we formed a subsidiary company, E-Clean Acquisitions Corporation, a Nevada corporation.

On May 10, 2010, Darrin Holman resigned as President and a director of the Company. E. G. Marchi, a director and our President was appointed President on May 10, 2010.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their ages and titles as of May 14010 are as follows:

Name of Director       Age      Position
----------------       ---      --------
E. G. Marchi           80       President, Secretary and a director
Rene Ponce             42       Chief Financial Officer and a director

E. G. MARCHI. Mr. Marchi was appointed a Director and Secretary on January 28, 2010 and President on May10, 2010. Since 2003, Mr. Marchi has been a consultant for a number of small, medium and start-up companies, assisting in developing business plans, market stratifying/planning., restructuring organizationally, and structuring reverse mergers into public entities. Two of those companies, Fuel Technologies Plus, Inc. and H2XOP, Inc. were involved in the business of hydrogen generator enrichment systems for use in internal combustion engines. Early in his business career, Mr. Marchi spent 11 years in management with IBM Corporation which was followed by management positions with Greyhound Corporation, Control Information, Inc. and South Pacific Industries, Inc.

RENE PONCE. Mr. Ponce was named a Director and Chief Financial Officer on January 28, 2010. Mr. Ponce has been involved for over 20 years in management roles, from 1997 to 2002 with K-Mart, 2004 to 2006 with Lowe's and 2006 to 2007 with Mervyn's. In 2007, he became an owner/operator of It's a Grind in San Diego, CA. He continues in such capacity to date. In 2009, Mr. Ponce was named President of American Bio-Tech Cleaning, Inc. of Huntington Beach, CA. He is also Secretary and Chief Financial Officer of ACT Clean Technologies, Inc., the parent company of American Bio-Tech Cleaning, Inc. The Company recently entered into a joint venture agreement with ACT Clean Technologies, Inc., whereby American Bio-Tech Cleaning, Inc. will provide bottling and distribution services for the Company.

TERM OF OFFICE

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no employees other than our executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors.

AUDIT COMMITTEE FINANCIAL EXPERT

Not applicable as we do not presently have an audit committee.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our principal executive officer and principal financial officer and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our principal executive officer and principal financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended December 31, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them, except Darrin Holman, Olga Malitski and Alexander Ishutkin.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

We did not pay any compensation to our executive officers and director during the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at December 31, 2009, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or other employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 14, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

                                                        Amount and
                                                        Nature of    Percentage
                                                        Beneficial   of  Common
Title of Class   Name and Address of Beneficial Owner   Ownership      Stock(1)
--------------   ------------------------------------   ---------      --------

DIRECTORS AND EXECUTIVE OFFICERS

Common Stock     E. G. Marchi                              -0-          0%
                 Chief Executive Officer, President,
                 Secretary and Director (2)

Common Stock     Rene Ponce                                -0-          0%
                 Chief Financial Officer and Director(2)

Common Stock     All Directors and Executive Officers
                 as a Group (2 persons)                    -0-          0%


                                                        Amount and
                                                        Nature of    Percentage
                                                        Beneficial       of
Title of Class   Name and Address of Beneficial Owner   Ownership      Stock(1)
--------------   ------------------------------------   ---------      --------

5% STOCKHOLDERS

Common Stock     Viewpoint Capital LLC(3)               12,000,000      14.68%
                                                          Direct

Common Stock     Financial Capital Group LLC(4)         12,000,000      14.68%
                                                          Direct

Common Stock     James E. Shipley(5)                     8,000,000       9.77%
                                                          Direct

----------
NOTES:
(1) Based on 81,810,000 shares of our common stock issued and outstanding as of May14, 2010. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 14, 2010.

(2)  The address is 895 Dove St., 3rd Floor, Newport Beach, CA 92660.

(3)  The address is 5412 Bolsa Ave., Ste. B, Huntington Beach, CA 92649.

(4)  The address is 16458 Bolsa Chica Rd., #419, Huntington Beach, CA 92649.

(5)  The address is 16235 Whitecap Lane, Huntington Beach, CA 92649.

CHANGE IN CONTROL

There is no intent or plan for a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)   Any of our directors or officers;
(ii)  Any person proposed as a nominee for election as a director;
(iii) Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)  Any of our promoters; and
(v) Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 14. PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal years ended December, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                     Year Ended       Year Ended
                                    December 31,      December 31,
                                        2009             2008
                                      --------         --------
     Audit Fees                        $ 7,500         $  7,450
     Audit Related Fees                    -0-              -0-
     Tax Fees                              -0-              -0-
     All Other Fees                        -0-              -0-
                                      --------         --------

     TOTAL                             $ 7,500         $  7,450
                                      ========         ========

                                     PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed as part of this Annual Report.

Exhibit No  Desrcription of Exhibit                Location
----------  -----------------------                --------

 3.1        Articles of Incorporation             Incorporated by reference to
                                                  Exhibit 3.1 to the Company's
                                                  Registration Statement on
                                                  Form S-1 as filed with the
                                                  Securities & Exchange
                                                  Commission on March 21, 2008,
                                                  as subsequently amended.

 3.2        Bylaws                                Incorporated by reference to
                                                  Exhibit 3.2 to the Company's
                                                  Registration Statement on
                                                  Form S-1 as filed with the
                                                  Securities & Exchange
                                                  Commission on March 21, 2008,
                                                  as subsequently amended.

 3.3        Certificate of Amendment to           Incorporated by reference to
            Certificate of Incorporation          the Schedule 14C Definitive
            filed with the Nevada Secretary       Information Statement filed
            of State on October 8, 2009.          with the Securities & Exchange
                                                  Commission on October on
                                                  October September 18, 2009.

 3.4        Certificate of Designation of         Included herein.
            Series A Convertible Preferred
            Stock filed with the Nevada
            Secretary of State on March 29, 2010.

 3.5        Certificate of Designation of         Included herein.
            Series B Convertible Preferred Stock
            filed with the Nevada Secretary of
            State on March 29, 2010.

 3.6        Certificate of Designation of         Included herein.
            Series B Convertible Preferred Stock
            filed with the Nevada Secretary of
            State on March 29, 2010.

21.1        Subsidiaries.                         Included herein.

31.1        Certification of Chief Executive      Included herein.
            Officer pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Chief Financial      Included herein.
            Officer pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Chief Executive      Included herein.
            Officer pursuant to 18 U.S.C.
            Section 1350.

32.2        Certification of Chief Executive      Included herein.
            Officer pursuant to 18 U.S.C.
            Section 1350.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIO-CLEAN, INC.


Date: May 17, 2010                    By: /s/ E.G. Marchi
                                          --------------------------------------
                                          E. G. Marchi
                                          President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 17, 2010                   By: /s/ E.G. Marchi
                                         ---------------------------------------
                                         E. G. Marchi
                                         President and Director
                                         (Principal Executive Officer)


Date: May 17, 2010                  By: /s/ Rene Ponce
                                        ----------------------------------------
                                        Rene Ponce
                                        Chief Financial Officer and Director
                                        (Principal Accounting Officer)