Form 10-Q
period 2010-03-31
Bio-Clean, Inc.
filed 2010-05-24
CIK 1429627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period year ended March 31, 2010

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

Large accelerated filer [ ]                        Accelerated filed [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 21, 2010, the Issuer had 81,810,000 Shares of Common Stock outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                BIO-CLEAN, INC.
                         (A Development Stage Company)
                                 March 31, 2010

Balance Sheets as of March 31, 2010 and December 31, 2009 (Unaudited)         3

Statements of Operations for the three months ended March 31, 2010 and
March 31, 2009 and from Inception through March 31, 2010 (Unaudited)          4

Statement of Stockholders' Equity (Deficit) From Inception through
March 31, 2010 (unaudited)                                                    5

Statements of Cash Flows as of March 31, 2010 and March 31, 2009
and from Inception through March 31, 2010 (Unaudited)                         6

Notes to the (Unaudited) Financial Statements                                 7

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                            March 31,           December 31,
                                                                              2010                 2009
                                                                           ----------           ----------
                                                                           (UNAUDITED)
                                     ASSETS

Current Assets
  Cash                                                                     $       --           $       --
                                                                           ----------           ----------

Total Assets                                                               $       --           $       --
                                                                           ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued Expenses                                                         $    1,580           $    1,580
  Advance from Related Party                                                   29,955               29,955
  Payable to Third Party                                                       21,258                   --
                                                                           ----------           ----------
Total Current Liabilities                                                      52,793               31,535
                                                                           ----------           ----------

Total Liabilities                                                              52,793               31,535
                                                                           ----------           ----------

Stockholders' Deficit
  Capital stock:
    Preferred Stock, $0.00001 par value, 100,000,000 shares
     authorized; 0 shares issued and outstanding at
     March 31, 2010 and December 31, 2009, respectively                            --                   --
    Common Stock, $0.00001 par value, 100,000,000 shares
     authorized; 81,810,000 shares issued and Outstanding at
     March 31, 2010 and December 31, 2009, respectively                           819                  819
  Additional Paid in Capital                                                   53,181               53,181
  Deficit accumulated during the development stage                           (106,793)             (85,535)
                                                                           ----------           ----------
Total Stockholders' Deficit                                                   (52,793)             (31,535)
                                                                           ----------           ----------

Total Liabilities and Stockholders' Deficit                                $       --           $       --
                                                                           ==========           ==========


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For The                For The           From Inception on
                                            Three Months           Three Months           May 22, 2007
                                               Ended                  Ended                 through
                                              March 31,              March 31,              March 31,
                                                2010                   2009                   2010
                                            ------------           ------------           ------------
Revenues                                    $         --           $         --           $         --
                                            ------------           ------------           ------------
Operating Expenses
  General and administrative                      21,258                 13,036                106,793
                                            ------------           ------------           ------------
                                                  21,258                 13,036                106,793
                                            ------------           ------------           ------------

Net Loss                                    $    (21,258)          $    (13,036)          $   (106,793)
                                            ============           ============           ============

Loss per share - Basic and Diluted                 (0.00)                 (0.00)
                                            ============           ============
Weighted Average Number of Common
 Shares outstanding                           81,810,000             81,810,000
                                            ============           ============


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the period May 22, 2007 (Inception) to March 31, 2010
                                   (UNAUDITED)

                                                                                       Accumulated
                                                                                         Deficit
                                                                         Additional      During
                                                                          Paid in      Development
                                          Common Shares    Par Value      Capital         Stage         Total
                                          -------------    ---------      -------         -----         -----
Shares issued for cash - July 2007          45,000,000       $  450      $  4,550      $      --      $   5,000
Shares issued for cash - August 2007        36,000,000          360        39,640             --         40,000
Shares issued for cash - December 2007         810,000            9         8,991             --          9,000
Net loss                                            --           --            --        (10,568)       (10,568)
                                            ----------       ------      --------      ---------      ---------
Balance - December 31, 2007                 81,810,000          819        53,181        (10,568)        43,432

Net Loss                                            --           --            --        (27,849)       (27,849)
                                            ----------       ------      --------      ---------      ---------
Balance - December 31, 2008                 81,810,000          819        53,181        (38,417)        15,583

Net Loss                                            --           --            --        (47,118)       (47,118)
                                            ----------       ------      --------      ---------      ---------
Balance - December 31, 2009                 81,810,000          819        53,181        (85,535)       (31,535)

Net Loss                                            --           --            --        (21,258)       (21,258)
                                            ----------       ------      --------      ---------      ---------

Balance - March 31, 2010                    81,810,000       $  819      $ 53,181      $(106,793)     $ (52,793)
                                            ==========       ======      ========      =========      =========


----------
* In September 2009, the Company had a 9:1 forward stock split which is retroactively stated.


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 From Inception
                                                               For The Three Months Ended        May 22, 2007 to
                                                                        March 31,                   March 31,
                                                                2010                2009              2009
                                                             ----------          ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (21,258)         $  (13,036)       $ (106,793)
  (Increase) decrease in current assets and liabilities:
    Increase in accrued expenses                                     --                  --             1,580
    Increase in payables to third party                          21,258                  --            21,258
                                                             ----------          ----------        ----------
  Net cash used in operating activities                              --             (13,036)          (83,955)
                                                             ----------          ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                  --                --
                                                             ----------          ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from (payments to) related party                          --                (100)           29,955
  Cash proceeds from sale of common stock                            --                  --            54,000
                                                             ----------          ----------        ----------
  Net cash provided by financing activities                          --                (100)           83,955
                                                             ----------          ----------        ----------

Net increase (decrease) in cash and cash equivalents                 --             (13,136)               --

Cash and cash equivalents - beginning of the period                  --              15,783                --
                                                             ----------          ----------        ----------

Cash and cash equivalents - end of the period                $       --          $    2,647        $       --
                                                             ==========          ==========        ==========


SUPPLIMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $       --          $       --        $       --
                                                             ==========          ==========        ==========

  Income taxes                                               $       --          $       --        $       --
                                                             ==========          ==========        ==========


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 BIO-CLEAN, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 March 31, 2010
                                   (UNAUDITED)


1. ORGANIZATION AND BUSINESS OPERATIONS

BIO-CLEAN, INC., formerly NATURE OF BEAUTY LTD., ("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007. In September 2009, the Company changed in name to Bio-Clean, Inc. and effected a nine for one forward stock split of its common stock. The Company is in the development stage as defined under Development Stage Enterprises (ASC 915) and its efforts are primarily devoted in marketing and distributing beauty products to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 22, 2007 through March 31, 2010, the Company has accumulated losses of $106,793.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation - Going Concern

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $106,793 as of March 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and or private placement of common stock.

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c) Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3. INCOME TAXES

As of March 31, 2010, the Company had net operating loss carry forwards of approximately $106,793 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

4. HISTORIC RELATED PARTY TRANSACTONS

The Company received cash advances from a related party amounting to $29,955 to fund its operations. Advances from related party of $29,955 are due on demand non-interest bearing and unsecured, and are recorded as other current liability in the accompanying financial statements as of March 31, 2010 and December 31, 2009, respectively.

5. PAYABLE TO RELATED PARTY

During the three months ended March 31, 2010, a third party shareholder of the Company paid $21,258 of Company's obligations to certain vendors. The obligations paid are due on demand, non-interest bearing and unsecured, and are recorded as other current liability in the accompanying financial statements as of March 31, 2010.

6. COMMITMENTS AND CONTINGENCIES

A securities lawyer claims that the prior control group of the Company contracted with him on behalf of the Company to perform securities legal work during the year ended December 31, 2009. The attorney claims he was paid $15,000 and is still owed $3,000. However, the attorney has not provided the new control group with a contract obligating the Company to pay. According, neither the $18,000 of expense, nor the $3,000 in liability, has been reflected in our financial statements as of March 31, 2010 and December 31, 2009, respectively.

7. STOCKHOLDERS' EQUITY

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

In September 2009, the Company forward split its common shares 9 for 1. The above amounts reflect this split. As of March 31, 2010 and December 31, 2009, the Company had 81,810,000 shares of common stock outstanding taking into effect of forward split of its common shares 9 for 1.

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

8. SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through May 20, 2010, the date which the financial statements were available to be issued.

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect," and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our," "Bio-Clean," and the "Company" refer to Bio-Clean, Inc., formerly known as Nature of Beauty, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

INTRODUCTION

The Company was incorporated under the laws of the State of Nevada on May 22, 2007. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7"). Historically, the Company has been engaged in the business of purchasing and distributing all-natural and organic everyday skin care products from Russia. As of the date of this Quarterly Report, we have not commenced business operations and we have not generated any revenues from the beauty product business. In the later part of 2009, the Company's management and Board of Directors deemed it to be in the best interests of the Company and its stockholders for the Company to diversify its holdings across a broader range of industry segments. Doing so would provide greater growth potential as well as balance cyclical downturns. On October 16, 2009, we changed our name to Bio-Clean, Inc. and commenced work on developing "green" products and technologies, including unique cleaning and environmental remediation products.

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

The summarized financial data is derived from and should be read in conjunction with our unaudited financial statements for the three-month period ended March 31, 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

THREE-MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2009.

Our net loss for the three-month period ended March 31, 2010 was ($21,258) compared to a net loss of ($13,036) during the three-month period ended March 31, 2009. During the three-month periods ended March 31, 2010 and 2009, we did not generate any revenue.

During the three-month period ended March 31, 2010, we incurred general and administrative expenses of $21,258 as compared to $13,036 incurred during the three-month period ended March 31, 2009. General and administrative expenses incurred during the three-month period ended March 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the three-month period ended March 31, 2010 was ($21,258) or ($0.00) per share compared to a net loss of ($13,036) or ($0.00) per share during the three-month period ended March 31, 2009. The weighted average number of shares outstanding was 81,810,000 for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED MARCH 31, 2010

As at the three-month period ended March 31, 2010, our current assets were $-0-and our current liabilities were $52,793, which resulted in negative working capital of $52,793 as compared to $-0- in current and current liabilities of $31,535 and negative working capital of $31,535 at December 31, 2009.

At March 31, 2010 current liabilities were comprised entirely of $29,955 in loan from a related party and $21,258 in payable due to a third party for a total of $52,793 compared to $29,955 in current liabilities at December 31, 2009. The increase in liabilities during the three-month period ended March 31, 2010 from December 31, 2009 was primarily due to advances by a third party for payment of bills of the Company.

Stockholders' equity decreased from a capital deficiency of ($31,535) at December 31, 2009 to capital deficiency of ($52,793) at March 31, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2010, net cash flows used in operating activities was ($21,258) consisting of a net loss of ($21,258). Net cash flows used in operating activities was ($21,258) for the three-month period ended March 31, 2009.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

We had no cash flows due top financing activities during the three month period ended March 31, 2010 as compared to ($100) in the three month period ended March 31, 2009. We have not generated cash flows from investing activities either of the three month periods ended March 31, 2010 or March 31,2009.

We expect that working capital requirements will continue to be funded through loans or the further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock or through a loan from our directors or unrelated parties to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2010. As of March 31, 2010, we owe a related party $29,955 and a third party shareholder $21,418 for advances paid on behalf of the Company to certain vendors. The amounts due are non-interest bearing and payable upon demand.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company's quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company has determined that the addition of a new President and a new Chief Financial Officer have had a material effect, and will have an ongoing material affect, on the quality and effectiveness of the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A. RISKS FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or otherwise issue any securities during the quarter covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On March 19, 2010, we formed a subsidiary company, E-Clean Acquisitions Corporation, a Nevada corporation.

On May 10, 2010, Darrin Holman resigned as President and a director of the Company. E. G. Marchi, a director and our President was appointed President on May 10, 2010.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Annual Report.

Exhibit No.           Description of Exhibit                                  Location
-----------           ----------------------                                  --------
   3.1        Articles of Incorporation                     Incorporated by reference to Exhibit 3.1 to the
                                                            Company's Registration Statement on Form S-1 as
                                                            filed with the Securities and Exchange Commission
                                                            on  March 21, 2008, as subsequently amended.

   3.2        Bylaws                                        Incorporated by reference to Exhibit 3.2 to the
                                                            Company's Registration Statement on Form S-1 as
                                                            filed with the Securities and Exchange Commission
                                                            on March 21, 2008, as subsequently amended.

   3.3        Certificate of Amendment to Certificate       Incorporated by reference to the Schedule 14C
              of Incorporation filed with the Nevada        Definitive Information Statement filed with the
              Nevada Secretary of State on October 8,       Securities and Exchange Commission on October on
              2009.                                         October September 18, 2009.

   3.4        Certificate of Designation of Series A        Incorporated by reference to Exhibit 3.4 of the
              Convertible Preferred Stock filed with        Company's Annual Report on Form 10-K filed
              the Nevada Secretary of State on March        With the Securities and Exchange Commission on
              29, 2010.                                     May 17, 2010.

   3.5        Certificate of Designation of Series B        Incorporated by reference to Exhibit 3.5 of the
              Convertible Preferred Stock filed with        Company's Annual Report on Form 10-K filed
              the Nevada Secretary of State on March        With the Securities and Exchange Commission on
              29, 2010.                                     May 17, 2010.

   3.6        Certificate of Designation of Series C        Incorporated by reference to Exhibit 3.6 of the
              Convertible Preferred Stock filed with        Company's Annual Report on Form 10-K filed
              the Nevada Secretary of State on March        with the Securities and Exchange Commission on
              29, 2010.                                     May 17, 2010.

    21.1      Subsidiaries.                                 Included herein.

    31.1      Certification of Chief Executive Officer      Included herein.
              pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

    31.2      Certification of Chief Financial Officer      Included herein.
              pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

    32.1      Certification of Chief Executive Officer      Included herein.
              pursuant to 18 U.S.C.Section 1350.

    32.2      Certification of Chief Executive Officer      Included herein.
              pursuant to 18 U.S.C.Section 1350.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIO-CLEAN, INC.


Date: May 24, 2010                      By: /s/ E. G. Marchi
                                           -------------------------------------
                                           E. G. Marchi
                                           President