Form 10-Q
period 2010-06-30
Bio-Clean, Inc.
filed 2010-08-16
CIK 1429627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period year ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-149857

                                 Bio-Clean, Inc.
                 (Name of small business issuer in its charter)

           Nevada                                                26-0338889
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        5412 Bolsa Ave, Suite D
      Huntington Beach, California                                 92649
(Address of principal executive offices)                         (Zip Code)

                                 (714) 373-1930
                            Issuer's telephone number

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

Large accelerated filer [ ]                     Accelerated filed [ ]
Non-accelerated filer [ ]                       Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 13, 2010, the Issuer had 81,810,000 Shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. Annual Report to security holders for fiscal year ended December 24, 1980). Not applicable.

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                                  June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

     Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)      3

     Statements of Operations for the three-month and six-month  periods ended June 30, 2010 and 2009, and from May 22, 2007 (Inception)
     through June 30, 2010 (Unaudited)                                         4

     Statement of Stockholders' Equity (Deficit) from May 22, 2007
     (Inception) Through June 30, 2010 (unaudited)                             5

     Statements of Cash Flows as of June 30, 2010 and 2009, and from
     May 22, 2007 (Inception) through June 30, 2010 (Unaudited)                6

     Notes to the Financial Statements (Unaudited)                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Item 4.  Controls and Procedures                                              14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 1A. Risk Factors                                                         14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  (Removed and Reserved)                                               15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                           June 30,            December 31,
                                                                             2010                 2009
                                                                          ----------           ----------
                                     ASSETS

Current Assets
  Cash                                                                    $    1,193           $       --
                                                                          ----------           ----------

Total Assets                                                              $    1,193           $       --
                                                                          ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued Expenses                                                        $    2,912           $    1,580
  Advance from Related Party                                                  63,146               29,955
                                                                          ----------           ----------
Total Current Liabilities                                                     66,058               31,535
                                                                          ----------           ----------

Total Liabilities                                                             66,058               31,535
                                                                          ----------           ----------

Stockholders' Deficit
  Capital stock:
    Preferred Stock, $0.00001 par value, 100,000,000 shares
     authorized; 0 shares issued and outstanding at June 30, 2010
     and December 31, 2009, respectively                                          --                   --
    Common Stock, $0.00001 par value, 100,000,000 shares authorized;
     81,810,000 and 9,090,000  shares issued and  Outstanding at
      June 30, 2010 and December 31, 2009, respectively                          819                  819
  Additional Paid in Capital                                                  53,181               53,181
  Deficit accumulated during the development stage                          (118,865)             (85,535)
                                                                          ----------           ----------
Total Stockholders' Deficit                                                  (64,865)             (31,535)
                                                                          ----------           ----------

Total Liabilities and Stockholders' Deficit                               $    1,193           $       --
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

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                     Cummulative From
                                                                                                       May 22, 2007
                                     For the Three Months                 For The Six Months          (Inception) to
                                        Ended June 30,                      Ended June 30,               June 30,
                                    2010              2009              2010             2009              2010
                                ------------      ------------      ------------     ------------      ------------
Revenues                        $         --      $         --      $         --     $         --      $         --
                                ------------      ------------      ------------     ------------      ------------
Operating Expenses
  General and administrative          12,072             1,600            33,330           14,636           118,865
                                ------------      ------------      ------------     ------------      ------------
                                      12,072             1,600            33,330           14,636           118,865
                                ------------      ------------      ------------     ------------      ------------

Net Loss                        $    (12,072)     $     (1,600)     $    (33,330)    $    (14,636)     $   (118,865)
                                ============      ============      ============     ============      ============

Loss per share - Basic and
 Diluted                               (0.00)            (0.00)            (0.00)           (0.00)
                                ============      ============      ============     ============
Weighted Average Number of
 Common Shares outstanding        81,810,000        81,810,000        81,810,000       81,810,000
                                ============      ============      ============     ============


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the period May 22, 2007 (Inception) to June 30, 2010
                                   (UNAUDITED)

                                                                                       Accumulated
                                                                                         Deficit
                                                                         Additional      During
                                                                          Paid in      Development
                                          Common Shares    Par Value      Capital         Stage         Total
                                          -------------    ---------      -------         -----         -----
Shares issued for cash - July 2007          45,000,000       $  450      $  4,550      $      --      $   5,000
Shares issued for cash - August 2007        36,000,000          360        39,640             --         40,000
Shares issued for cash - December 2007         810,000            9         8,991             --          9,000
Net loss                                            --           --            --        (10,568)       (10,568)
                                            ----------       ------      --------      ---------      ---------
Balance - December 31, 2007                 81,810,000          819        53,181        (10,568)        43,432

Net Loss                                            --           --            --        (27,849)       (27,849)
                                            ----------       ------      --------      ---------      ---------
Balance - December 31, 2008                 81,810,000          819        53,181        (38,417)        15,583

Net Loss                                            --           --            --        (47,118)       (47,118)
                                            ----------       ------      --------      ---------      ---------
Balance - December 31, 2009                 81,810,000          819        53,181        (85,535)       (31,535)

Net Loss                                            --           --            --        (33,330)       (33,330)
                                            ----------       ------      --------      ---------      ---------

Balance - June 30, 2010                     81,810,000       $  819      $ 53,181      $(118,865)     $ (64,865)
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

                                 BIO-CLEAN, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Cummulative From
                                                                                                   May 22, 2007
                                                                   For The Six Months             (Inception) to
                                                                      Ended June 30,                 June 30,
                                                                2010                 2009              2010
                                                             ----------           ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (33,330)          $  (14,636)       $ (118,865)
  (Increase) decrease in current assets and liabilities:
    Increase in accrued expenses                                  1,332                   --             2,912
    Increase in advances from related party                      33,191                 (100)           63,146
                                                             ----------           ----------        ----------
Net cash provided by (used in) operating activities               1,193              (14,736)          (52,807)
                                                             ----------           ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                   --                --
                                                             ----------           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from sale of common stock                            --                   --            54,000
                                                             ----------           ----------        ----------
Net cash provided by financing activities                            --                   --            54,000
                                                             ----------           ----------        ----------

Net increase (decrease) in cash and cash equivalents              1,193              (14,736)            1,193

Cash and cash equivalents - beginning of the period                  --               15,783                --
                                                             ----------           ----------        ----------

Cash and cash equivalents - end of the period                $    1,193           $    1,047        $    1,193
                                                             ==========           ==========        ==========

SUPPLIMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $       --           $       --        $       --
                                                             ----------           ----------        ----------
  Income taxes                                               $       --           $       --        $       --
                                                             ----------           ----------        ----------


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 BIO-CLEAN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2010
                                   (UNAUDITED)


1. ORGANIZATION AND BUSINESS OPERATIONS

BIO-CLEAN, INC., formerly NATURE OF BEAUTY LTD., ("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007. In September 2009, the Company changed in name to Bio-Clean, Inc. and effected a nine for one forward stock split of its common stock. The Company is in the development stage as defined under Development Stage Enterprises (ASC 915) and its efforts are primarily devoted in marketing and distributing beauty products to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 22, 2007 through June 30, 2010, the Company has accumulated losses of $118,865.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation - Going Concern

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $118,865 as of June 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and or private placement of common stock.

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

3. INCOME TAXES

As of June 30, 2010, the Company had net operating loss carry forwards of approximately $118,865 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

4. RELATED PARTY TRANSACTONS

A related party paid Company's obligations to vendors amounting to $63,146 to fund its operations as of June 30, 2010. Advances from related party of $63,146 and $29,955, are due on demand non-interest bearing and unsecured, and are recorded as a current liability in the accompanying financial statements as of June 30, 2010 and December 31, 2009, respectively.

5. COMMITMENTS AND CONTINGENCIES

A securities lawyer claims that the prior control group of the Company contracted with him on behalf of the Company to perform securities legal work during the year ended December 31, 2009. The attorney claims he was paid $15,000 and is still owed $3,000. However, the attorney has not provided the new control group with a contract obligating the Company to pay. According, neither the $18,000 of expense, nor the $3,000 in liability, has been reflected in our financial statements as of June 30, 2010 and December 31, 2009, respectively.

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

In September 2009, the Company forward-split its common shares 9 for 1. The above amounts reflect this split. As of June 30, 2010 and December 31, 2009, the Company had 81,810,000 shares of common stock outstanding taking into effect of the forward-split of its common shares 9 for 1.

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

7. SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through August 13, 2010, the date which the financial statements were available to be issued.

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect," and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

The summarized financial data is derived from and should be read in conjunction with our unaudited financial statements for the three-month and six-month periods ended June 30, 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

THREE-MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2010 COMPARED TO THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009.

Our net loss for the three-month and six-month periods ended June 30, 2010 was $12,072 and $33,330 compared to a net loss of $1,600 and $14,636 during the same comparable periods in 2009. During the three-month and six-month periods ended June 30, 2010 and 2009, we did not generate any revenue.

During the three-month and six-month periods ended June 30, 2010, we incurred general and administrative expenses of $12,072 and $33,330 as compared to $1,600 and $14,636 incurred during the same comparable periods in 2009. General and administrative expenses incurred during the three-month and six-month periods ended June 30, 2010, primarily related to corporate overhead, financial and administrative contracted services such as legal, professional, accounting and audit fees.

Our net loss during the three-month and six-month period ended June 30, 2010 was $12,072 or $0.00 per share and $33,330 or $0.00 per share compared to a net loss of $1,600 or $0.00 per share and $14,636 or $0.00 per share for the comparable periods in 2009. The weighted average number of shares outstanding was 81,810,000 for the three-month and six-month periods ended June 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED JUNE 30, 2010

As of June 30, 2010, our current assets were $1,193 and our current liabilities were $66,058, which resulted in negative working capital of $64,865 as compared to negative working capital of $31,535 at December 31, 2009.

At June 30, 2010 current liabilities comprised of accrued expenses of $2,912 and advances from a related party of $63,146 for a total of $66,058 as compared to $31,535 in current liabilities at December 31, 2009. The increase in current liabilities during the six-month period ended June 30, 2010 from December 31, 2009 was primarily due to advances from a related party for payment of corporate and administrative overheads of the Company.

Stockholders' equity decreased from a capital deficiency of $31,535 at December 31, 2009 to capital deficiency of $64,865 at June 30, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows from operating activities for the six-month period ended June 30, 2010 amounted to $1,193 due to increase in accrued expenses of $1,332 and increase in advances from related party of $33,191.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

We had no cash flows from investing activities and financing activities during the six-month period ended June 30, 2010 and 2009, respectively.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2010. As of June 30, 2010, we are obligated to pay a related party $63,146 for payments made to certain vendors on behalf of the Company. The amounts due are non-interest bearing and payable upon demand.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.
-----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification   of   Chief   Executive   Officer   pursuant   to  18
            U.S.C.Section 1350.

32.2        Certification   of   Chief   Executive   Officer   pursuant   to  18
            U.S.C.Section 1350.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BIO-CLEAN, INC.


Date: August 13, 2010                      By: /s/ E. G. Marchi
                                              ----------------------------------
                                              E. G. Marchi
                                              President