Form 10-Q
period 2010-09-30
GLOBAL NUTECH, INC.
filed 2010-11-22
CIK 1429627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period year ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-149857

                               GLOBAL NUTECH, INC.
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

                                 (714) 373-1930
                            Issuer's telephone number

      Securities registered under Section 12(b) of the Exchange Act: None

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

Large accelerated filer [ ]                     Accelerated filed [ ]
Non-accelerated filer [ ]                       Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 18, 2010, the Issuer had 131,810,000 Shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-Q (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

                               GLOBAL NUTECH, INC.
                       (FORMERLY KNOWN AS BIO-CLEAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

     Balance Sheets as of September 30, 2010 and December 31, 2009
     (Unaudited)                                                               3

     Statements of Operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and from May 22, 2007 (Inception)
     through September 30, 2010 (Unaudited)                                    4

     Statement of Stockholders' Equity (Deficit) from May 22, 2007
     (Inception) through September 30, 2010 (unaudited)                        5

     Statements of Cash Flows as of September 30, 2010 and 2009, and from
     May 22, 2007 (Inception) through September 30, 2010 (Unaudited)           6

     Notes to the Financial Statements (Unaudited)                             7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            14

Item 4. Controls and Procedures                                               14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 1A. Risks Factors                                                        15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  (Removed and Reserved)                                               15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              Global NuTech, Inc.
                       (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   September 30,       December 31,
                                                                                       2010                2009
                                                                                    ---------           ---------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                         $   1,045           $      --
                                                                                    ---------           ---------
      Total Current Assets                                                              1,045                  --
                                                                                    ---------           ---------

Total Assets                                                                        $   1,045           $      --
                                                                                    =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued expenses                                                                  $   1,500           $   1,580
  Advance from related parties                                                         83,212              29,955
                                                                                    ---------           ---------
      Total Current Liabilities                                                        84,712              31,535
                                                                                    ---------           ---------

Total Liabilities                                                                      84,712              31,535
                                                                                    ---------           ---------
Stockholders' Deficit
  Capital stock:
    Preferred Stock, $0.00001 par value, 100,000,000 shares authorized:
    Preferred Stock, Series A, $0.00001 par value, 5,000,000 shares authorized;
     0 shares issued and outstanding at September 30, 2010 and December 31, 2009,
     respectively                                                                          --                  --
    Preferred Stock, Series B, $0.00001 par value, 250,000 shares authorized;
     0 shares issued and outstanding at September 30, 2010 and December 31, 2009,
     respectively                                                                          --                  --
    Preferred Stock, Series C, $0.00001 par value, 80,000 shares authorized;
     20,000 shares issued and outstanding at September 30, 2010 and 0 shares at
     December 31, 2009, respectively                                                       --                  --
    Common Stock, $0.00001 par value, 1,400,000,000 shares authorized;
     81,810,000 and 9,090,000 shares issued and Outstanding at September 30, 2010
     and December 31, 2009, respectively                                                  819                 819
    Additional Paid in Capital                                                         65,181              53,181
    Deficit accumulated during the development stage                                 (149,667)            (85,535)
                                                                                    ---------           ---------
Total Stockholders' Deficit                                                           (83,667)            (31,535)
                                                                                    ---------           ---------

Total Liabilities and Stockholders' Deficit                                         $   1,045           $      --
                                                                                    =========           =========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                              Global NuTech, Inc.
                       (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                           Cummulative From
                                                                                                             May 22, 2007
                                           For the Three Months Ended        For The Nine Months Ended      (Inception) to
                                                  September 30,                     September 30,            September 30,
                                             2010             2009             2010             2009             2010
                                         ------------     ------------     ------------     ------------     ------------
Revenues                                 $         --     $         --     $         --     $         --     $         --
                                         ------------     ------------     ------------     ------------     ------------
Operating Expenses
  General and administrative                   18,701           20,868           52,132           35,503          137,667
  Compensation to officer for services         12,000               --           12,000               --           12,000
                                         ------------     ------------     ------------     ------------     ------------
      Total Operating Expenses                 30,701           20,868           64,132           35,503          149,667
                                         ------------     ------------     ------------     ------------     ------------

Net Loss                                 $    (30,701)    $    (20,868)    $    (64,132)    $    (35,503)    $   (149,667)
                                         ============     ============     ============     ============     ============

Net loss per share - basic and diluted          (0.00)           (0.00)           (0.00)           (0.00)
                                         ============     ============     ============     ============
Weighted average number of common
 shares outstanding                        81,810,000       81,810,000       81,810,000       81,810,000
                                         ============     ============     ============     ============


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                               Global NuTech, Inc.
                       (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         For the period May 22, 2007 (Inception) to September 30, 2010
                                   (UNAUDITED)

                                                                                                     Accumulated
                                                                                                       Deficit
                                                               Series C                 Additional     During
                                           Common      Par    Preferred                   Paid in    Development
                                           Shares     Value     Shares     Par Value      Capital       Stage         Total
                                           ------     -----     ------     ---------      -------       -----         -----
Balance, May 22, 2007                           --    $  --          --      $    --     $    --      $      --     $     --
Shares issued for cash - July 2007      45,000,000      450          --           --       4,550             --        5,000
Shares issued for cash - August 2007    36,000,000      360          --           --      39,640             --       40,000
Shares issued for cash - December 2007     810,000        9          --           --       8,991             --        9,000
Net loss                                        --       --          --           --          --        (10,568)     (10,568)
                                        ----------    -----     -------      -------     -------      ---------     --------
Balance - December 31, 2007             81,810,000      819          --           --      53,181        (10,568)      43,432

Net Loss                                        --       --          --           --          --        (27,849)     (27,849)
                                        ----------    -----     -------      -------     -------      ---------     --------
Balance - December 31, 2008             81,810,000      819          --           --      53,181        (38,417)      15,583

Net Loss                                        --       --          --           --          --        (47,118)     (47,118)
                                        ----------    -----     -------      -------     -------      ---------     --------
Balance - December 31, 2009             81,810,000      819          --           --      53,181        (85,535)     (31,535)

Shares issued to officer for services           --       --      20,000           --      12,000             --       12,000
Net Loss                                        --       --          --           --          --        (64,132)     (64,132)
                                        ----------    -----     -------      -------     -------      ---------     --------

Balance - September 30, 2010            81,810,000    $ 819      20,000      $    --     $65,181      $(149,667)    $(83,667)
                                        ==========    =====     =======      =======     =======      =========     ========


* In September 2009, the Company had a 9:1 forward stock split which is retroactively stated.


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                               Global NuTech, Inc.
                      (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Cummulative From
                                                                                              May 22, 2007
                                                              For The Nine Months Ended      (Inception) to
                                                                     September 30,            September 30,
                                                                2010             2009             2010
                                                             ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (64,132)      $  (35,503)      $ (149,667)
  Issuance of stock to officer for services                      12,000               --           12,000
  (Increase) decrease in current assets and liabilities:
    Increase in accrued expenses                                    (80)              --            1,500
    Increase in advances from related party                      53,257               --           83,212
                                                             ----------       ----------       ----------
  Net cash provided by (used in) operating activities             1,045          (35,503)         (52,955)
                                                             ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --               --               --
                                                             ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from directors as loan                               --           21,218               --
  Cash proceeds from sale of common stock                            --               --           54,000
                                                             ----------       ----------       ----------
  Net cash provided by financing activities                          --           21,218           54,000
                                                             ----------       ----------       ----------

Net increase (decrease) in cash and cash equivalents              1,045          (14,285)           1,045

Cash and cash equivalents - beginning of the period                  --           15,783               --
                                                             ----------       ----------       ----------

Cash and cash equivalents - end of the period                $    1,045       $    1,498       $    1,045
                                                             ==========       ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $       --       $       --       $       --
                                                             ----------       ----------       ----------
Income taxes                                                 $       --       $       --       $       --
                                                             ----------       ----------       ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Series C Preferred Shares issued to officer for services     $   12,000       $       --
                                                             ----------       ----------


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                       GLOBAL NUTECH, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (UNAUDITED)

1. ORGANIZATION AND BUSINESS OPERATIONS

Global NuTech, Inc., formerly Bio-Clean, Inc., ("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007. In September 2010, the Company changed its name to Global NuTech, Inc. In September 2009, the Company effectuated a nine for one forward stock split of its common stock. The Company is in the development stage as defined under Development Stage
Enterprises (ASC 915) and its efforts are primarily devoted in marketing and distributing beauty products to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 22, 2007 through September 30, 2010, the Company has accumulated losses of $149,667.

On September 15, 2010, the Company acquired 100% ownership interest in E-Clean Acquisitions Corporation ("EAC"), a Nevada corporation for an investment of $100. The purpose of acquisition of EAC was for this wholly-owned entity to acquire other entities or enter into joint venture business partnerships.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Going Concern
The Company's consolidated financial statements are prepared using the accrual method of accounting and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $149,667 as of September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and or private placement of common stock.

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

Principles of Consolidation
The consolidated financial statements include the accounts of Global NuTech, Inc. and its wholly-owned subsidiary EClean Acquisitions Corporation. All material intercompany transactions have been eliminated in the consolidation.

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

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share because diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares since their effect is anti-dilutive.

Fiscal Periods
The Company's fiscal year end is December 31.

Recent Accounting Pronouncements
We have reviewed all the recent accounting pronouncements through ASU 2010-19 and do not believe any of these pronouncements will have a material impact on the Company.

3. INVESTMENT IN SUBSIDIARY

On September 15, 2010, the Company acquired 100% ownership interest in EClean Acquisition Corporation (EAC) from an officer of the Company for a consideration of $100. EAC had no assets, no liabilities and accumulated loss of $100.

4. INCOME TAXES

As of September 30, 2010, the Company had net operating loss carry forwards of approximately $149,667 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTONS

A related party paid Company's obligations to vendors amounting to $83,112 to fund its operations as of September 30, 2010. Advances from related parties of $83,212 and $29,955, are due on demand non-interest bearing and unsecured, and are recorded as a current liability in the accompanying financial statements as of September 30, 2010 and December 31, 2009, respectively.

On September 15, 2010, the Company acquired 100% of ownership interest in EAC from an officer of the Company for $100. As of September 30, 2010, the Company has recorded $100 as payable to related party in the accompanying financial statements as of September 30, 2010.

On September 15, 2010, the Company issued 20,000 shares of preferred stock Series C, $0.00001 par value, valued at $12,000, to an officer of the Company for services performed. The shares were valued at the fair value on the date of issuance. These preferred shares shall be entitled to convert into 2,000,000 shares of common stock fully-paid and non-assessable shares at any time. The officer shall have super voting rights and for voting purposes, each Series C preferred share issued shall be counted as 10,000 shares of common stock per one
(1) share of Series C preferred stock.

6. COMMITMENTS AND CONTINGENCIES

A securities lawyer claims that the prior control group of the Company contracted with him on behalf of the Company to perform securities legal work during the year ended December 31, 2009. The attorney claims he was paid $15,000 and is still owed $3,000. However, the attorney has not provided the new control group with a contract obligating the Company to pay. According, neither the $18,000 of expense, nor the $3,000 in liability, has been reflected in our financial statements as of September 30, 2010 and December 31, 2009, respectively.

7. STOCKHOLDERS' EQUITY

The authorized capital of the Company consists of (a) 100,000,000 preferred shares with a par value of $0.00001 per share, of which 5,000,000 shares are designated as Series A preferred shares with a par value of $0.00001, 250,000 shares are designated as Series B preferred shares with a par value of $0.00001, and 80,000 shares are designated as Series C preferred shares with a par value of $0.00001, and (b) 1,400,000,000 common shares with a par value of $0.00001 per share.

On August 30, 2010, the Company amended its capital structure and increased the total number of authorized common shares from 100,000,000 shares to 1,400,000,000, with the total number of authorized shares including common and preferred shares to be 1,500,000,000.

Common Stock
In July 2007, the Company issued 45,000,000 shares of common stock at a price of $0.0001 per share for total cash proceeds of $5,000. In August 2007, the Company issued 36,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $40,000. In December 2007, the Company also issued 810,000 shares of common stock at a price of $0.010 per share for total cash proceeds of $9,000. During the period May 22, 2007 (inception) to December 31, 2007, the Company sold a total of 81,810,000 shares of common stock for total cash proceeds of $54,000.

In September 2009, the Company forward-split its common shares 9 for 1. The above amounts reflect this split. As of September 30, 2010 and December 31, 2009, the Company had 81,810,000 shares of common stock outstanding taking into effect of the forward-split of its common shares 9 for 1.

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

Preferred Stock Series C
The Company's Articles of Incorporation authorize the issuance of 80,000 shares of $0.00001 par value Class C Preferred Stock. Under the Company's Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

The Series C preferred shares shall not be entitled to receipt of any dividend and the Company's board of directors shall not declare any dividends in respect of the Series C preferred shares. The holders of Series C preferred shares shall be entitled to convert each whole number of Series C preferred share into 100 shares of common stock issuable upon conversion. The holders of Series C preferred shares and the holders of common stock shall vote together and not as separate classes. For voting purposes, each Series C preferred share shall be counted as 10,000 shares of common stock per one (1) share of Series C preferred stock. For the purposes of calculating the number of shares to be voted and only such purpose, the Series C preferred shares shall be deemed not to be subject to any reverse split of the common stock of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series C preferred shares shall have liquidation preference equal to that of the holders of common stock of the Company on an "as converted basis". All shares of Series C preferred stock shall be junior rank to all shares of Series A and Series B preferred shares in respect to all preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company.

The Company shall not effectuate any conversion of any Series C preferred share and no holder of any Series C preferred share shall have the right to convert and Series C preferred share to the extent that after giving effect to such conversion such person (together with such person's affiliates) (a) would beneficially own in excess of 4.9% of the outstanding shares of the common stock following such conversion and (B) would have acquired, through conversion of any Series C preferred share or otherwise (including without limitation, exercise of any warrant), in excess of 4.9% of the outstanding shares of the common stock following such conversion.

On September 15, 2010, the Company issued 20,000 shares of preferred stock Series C, $0.00001 par value, valued at $12,000, to an officer of the Company for services performed. These preferred shares shall be entitled to convert into 2,000,000 shares of common stock fally-paid and non-assessable shares at any time. The officer shall have super voting rights and for voting purposes, each Series C preferred share issued shall be counted as 10,000 shares of common stock per one (1) share of Series C preferred stock.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 18, 2010, the date which the financial statements were available to be issued.

On October 8, 2010, the Company amended its Articles of Incorporation to increase its authorized capital for a total of One Billion Five Hundred Million (1,500,000,000) shares, One Billion Four Hundred Million (1,400,000,000) shares of which are of common stock, $0.00001 par value per share, and One Hundred Million (100,000,000) shares of preferred stock, $0.00001 par value, with Five Million (5,000,000) shares of preferred stock having previously been designated as Series A, Two Hundred Fifty Thousand (250,000) shares of preferred stock having previously been designated as Series B and Eighty Thousand (80,000) shares of preferred stock previously designated as Series C.

On September 29, 2010, EAC entered into an agreement to invest in a Joint Venture ("JVAgreement") with Robert Kavanaugh d/b/a Biotec Foods, a/k/a Agrigenic Food Company ("Agrigenic"). Both the parties mutually agreed to amend the closing date of the JVAgreement to October 8, 2010. Under the JVAgreement, EAC will provide marketing, distribution and sales for Agrigenic, including its lines of dietary supplements for humans and animals for a period of ten years. Pursuant to the terms of the JVAgreement, net profits will be divided 60% to Agrigenic and 40% to EAC. The Company agreed to invest in the JVAgreement 50,000,000 restricted shares of its common stock valued at $325,000 for EAC's 40% share of investment in the JVA. On October 8, 2010, the Company issued Fifty Million (50,000,000) restricted shares of its common stock for its 40% share of investment in the Joint Venture.

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect," and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our," "Global NuTech," and the "Company" refer to Global NuTech, Inc., formerly known as Bio-Clean, Inc. and Nature of Beauty, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

INTRODUCTION

The Company was incorporated under the laws of the State of Nevada on May 22, 2007. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7"). Historically, the Company has been engaged in the business of purchasing and distributing all-natural and organic everyday skin care products from Russia. As of the date of this Quarterly Report, we have not commenced business operations and we have not generated any revenues from the beauty product business. In the later part of 2009, the Company's management and Board of Directors deemed it to be in the best interests of the Company and its stockholders for the Company to diversify its holdings across a broader range of industry segments. Doing so would provide greater growth potential as well as balance cyclical downturns. On October 16, 2009, we changed our name to
Bio-Clean, Inc. and commenced work on developing "green" products and technologies, including unique cleaning and environmental remediation products. In September 2010, we again changed our name to Global NuTech, Inc. The name change better denotes the multi-faceted lines of business in which we intend to operate. With the increase in authorized shares of our common stock will permit us to further expand our operations through future acquisitions or joint venture arrangements. The change of name became effective on October 8, 2010.

On September 29, 2010, our wholly-owned subsidiary, E-Clean Acquisitions Corporation, entered into a Joint Venture Agreement with Robert Kavanaugh, dba Agrigenic Food Company, a biotechnology research firm and manufacturers of the Biotec Foods(R), Biomed Foods(R) and Biovet International(R) lines of dietary supplements. The parties mutually agreed to extend the closing date of joint venture to October 8, 2010. Pursuant to this agreement, EAC will assist in the marketing and distribution of various nutritional and dietary supplements manufactured by Agrigenic Food Company, net profits of the Joint Venture will be divided 60% to Agrigenic and 40% to EAC. We agreed to invest in the Joint Venture 50,000,000 restricted shares of our common stock valued at $325,000 for EAC's 40% share of investment in the Joint Venture. The shares were valued at the average closing price of $0.0065 on the date of issuance. On October 8, 2010, we issued Fifty Million (50,000,000) restricted shares of our common stock for EAC's 40% share of investment in the Joint Venture.

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

The summarized financial data is derived from and should be read in conjunction with our unaudited financial statements for the three-month and nine-month periods ended September 30, 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

THREE-MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009.

Our net loss for the three-month and nine-month periods ended September 30, 2010 was $30,701 and $64,132 compared to a net loss of $20,868 and $35,503 during the same comparable periods in 2009. During the three-month and nine-month periods ended September 30, 2010 and 2009, we did not generate any revenue.

During the three-month and nine-month periods ended September 30, 2010, we incurred general and administrative expenses of $30,701 and $64,132 as compared to $20,868 and $35,503 incurred during the same comparable periods in 2009. General and administrative expenses incurred during the three-month and nine-month periods ended September 30, 2010, primarily related to corporate overhead, financial and administrative contracted services such as legal, professional, accounting and audit fees. On September 15, 2010, we issued 20,000 shares of preferred stock Series C, $0.00001 par value, valued at $12,000, to an officer of the Company for services performed. These preferred shares shall be entitled to convert into 2,000,000 shares of common stock fully-paid and non-assessable shares at any time.

Our net loss during the three-month and nine-month period ended September 30, 2010 was $30,701 or $0.00 per share and $64,132 or $0.00 per share compared to a net loss of $20,868 or $0.00 per share and $35,503 or $0.00 per share for the comparable periods in 2009. Our cummulative loss from May 22, 2007 (inception) to September 30, 2010 amounted to $149,667 or $0.00 per share. The weighted average number of common shares outstanding was 81,810,000 for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

As of September 30, 2010, our current assets were $1,045 and our current liabilities were $84,712, which resulted in negative working capital of $83,667 as compared to negative working capital of $31,535 at December 31, 2009.

At September 30, 2010 current liabilities comprised of accrued expenses of $1,500 and advances from related parties of $83,212 for a total of $84,712 as compared to $31,535 in current liabilities at December 31, 2009. The increase in current liabilities during the nine-month period ended September 30, 2010 from December 31, 2009 was primarily due to advances from a related party for payment of corporate and administrative overheads of the Company.

Stockholders' equity decreased from a capital deficiency of $31,535 at December 31, 2009 to capital deficiency of $83,667 at September 30, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash flows provided by operating activities for the nine-month period ended September 30, 2010 amounted to $1,045 due to decrease in accrued expenses of $80 and increase in advances from related parties of $53,257.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

We had no cash flows from investing activities and financing activities during the nine-month period ended September 30, 2010 and 2009, respectively.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have material commitments for fiscal year 2010. As of September 30, 2010, we are obligated to pay related parties $83,212 for payments made to certain vendors and for acquisition for EAC on behalf of the Company. The amounts due are non-interest bearing and payable upon demand.

In addition, we are obligated to issue 50,000,000 shares of common stock for EAC, our wholly-owned subsidiary's 40% investment in a joint venture. The JVAgreement was completed on October 8, 2010 at which time, 50,000,000 shares were issued to the Joint Venture.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and our principal financial officer concluded that we have weakness in our internal control over financial reporting and our disclosure controls and procedures required improvement. As a result we have enhanced our access to accounting literature and research materials and engaged third party professionals with whom we consult on complex accounting applications.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 25, 2010, the Company issued 20,000 shares of its Series C convertible preferred stock to E. G. Marchi, our President, as compensation for services rendered. Each share of Series C convertible preferred stock may be converted into 100 shares of common stock. The shares of Series C convertible preferred stock were issued pursuant an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On September 29, 2010, our wholly-owned subsidiary, E-Clean Acquisitions Corporation, entered into a Joint Venture Agreement with Robert Kavanaugh, dba Agrigenic Food Company, a biotechnology research firm and manufacturers of the Biotec Foods(R), Biomed Foods(R) and Biovet International(R) lines of dietary supplements. The parties mutually agreed to extend the closing date of joint venture to October 8, 2010. Pursuant to this agreement, EAC will assist in the marketing and distribution of various nutritional and dietary supplements manufactured by Agrigenic Food Company. Reference of this JVAgreement is made to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010 for additional information on this transaction.

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

3.3      Certificate of Amendment to Articles             Incorporated   by   reference   to   the
         of  Incorporation   filed  with  the             Schedule  14C -  Definitive  Information
         Nevada Nevada  Secretary of State on             Statement  filed with the  Securities  &
         October 8, 2009.                                 Exchange   Commission   on   October  on
                                                          October September 18, 2009.


3.4      Certificate of Designation of Series             Incorporated by reference to Exhibit 3.4
         A Convertible  Preferred Stock filed             of the  Company's  Annual Report on Form
         with the Nevada  Secretary  of State             10-K  filed  With  the   Securities  and
         on March 29, 2010.                               Exchange Commission on May 17, 2010.

3.5      Certificate of Designation of Series             Incorporated by reference to Exhibit 3.5
         B Convertible  Preferred Stock filed             of the  Company's  Annual Report on Form
         with the Nevada  Secretary  of State             10-K  filed  With  the   Securities  and
         on March 29, 2010.                               Exchange Commission on May 17, 2010.

3.6      Certificate of Designation of Series             Incorporated by reference to Exhibit 3.6
         C Convertible  Preferred Stock filed             of the  Company's  Annual Report on Form
         with the Nevada  Secretary  of State             10-K  filed  With  the   Securities  and
         on March 29, 2010.                               Exchange Commission on May 17, 2010.

3.7      Certificate of Amendment to Articles             Incorporated by reference to Exhibit 3.1
         of  Incorporation   filed  with  the             of the Company's  Current Report on Form
         Nevada   Secretary   of   State   on             8-K  filed  with  the   Securities   and
         September 2, 2010 (effective October             Exchange Commission on October 8, 2010.
         8, 2010).

21.1     Subsidiaries.                                    Included herein.

31.1     Certification of Chief Executive Officer         Included herein.
         pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.

31.2     Certification of Chief Financial Officer         Included herein.
         pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.

32.1     Certification of Chief Executive Officer         Included herein.
         pursuant to 18 U.S.C. Section 1350.

32.2     Certification of Chief Executive Officer         Included herein.
         pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBAL NUTECH, INC.


Date: November 21, 2010                 By: /s/ E. G. Marchi
                                           -------------------------------------
                                           E. G. Marchi
                                           President