Form 10-K/A
period 2009-12-31
GLOBAL NUTECH, INC.
filed 2011-01-12
CIK 1429627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                   For the fiscal year ended December 31, 2009

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                  For the transition period from _____ to _____

                       COMMISSION FILE NUMBER: 333-149857

                              GLOBAL NUTECH, INC.
                 (Name of small business issuer in its charter)

           NEVADA                                        26-0338889
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     5412 Bolsa Avenue, Suite D
         Huntington Beach, CA                               92649
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

                               GLOBAL NUTECH, INC.

                           ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 2009

                                      INDEX

                                                                           PAGE
                                                                           ----


PART I
                                                                             3
ITEM 1.      Description of Business.                                        5
ITEM 1A.     Risk Factors.                                                   7
ITEM 1B.     Unresolved Staff Comments.                                      7
ITEM 2.      Properties.                                                     7
ITEM 3.      Legal Proceedings.                                              7
ITEM 4,

PART II      (Removed and Reserved).

ITEM 5.      Market for Common Equity and Related Stockholder Matters and
             Issuer Purchases of Equity Securities.                          8
ITEM 6.      Selected Financial Data.                                        8
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                      9
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.    11
ITEM 8.      Financial Statements and Supplementary Data.                   11
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.                                      21
ITEM 9A(T).  Controls and Procedures.                                       21
ITEM 9B.     Other Information.                                             22


PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance.        23
ITEM 11.     Executive Compensation                                         24
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.                    24
ITEM 13.     Certain Relationships and Related Transactions
             and Director Independence.                                     26
ITEM 14.     Principal and Accountant Fees and Services.                    26

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules                        27

SIGNATURES                                                                  28

                                     PART I

Certain statements contained in this Annual Report on Form 10-K/A constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect," and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "Bio-Clean," and the "Company" refer to Global Nutech, Inc., formerly known as Bio-Clean, Inc., also formerly known as Nature of Beauty, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2009. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our internal controls over financial reporting are designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, and effected by our board of directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has the responsibility to establish and maintain adequate internal controls over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the control criteria established in a report entitled INTERNAL CONTROL -- INTEGRATED FRAMEWORK, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

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

 3.4        Certificate of Designation of         Incorporated by reference to
            Series A Convertible Preferred        the form 10-K filed
            Stock filed with the Nevada           May 17, 2010.
            Secretary of State on March 29, 2010.

 3.5        Certificate of Designation of         Incorporated by reference to
            Series B Convertible Preferred Stock  the form 10-K filed
            filed with the Nevada Secretary of    May 17, 2010.
            State on March 29, 2010.

 3.6        Certificate of Designation of         Incorporated by reference to
            Series B Convertible Preferred Stock  the form 10-K filed
            filed with the Nevada Secretary of    May 17, 2010.
            State on March 29, 2010.

21.1        Subsidiaries.                         Incorporated by reference to
                                                  the form 10-K filed
                                                  May 17, 2010.

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

                                      GLOBAL NUTECH, INC.


Date: January 10, 2011                By: /s/ E.G. Marchi
                                          --------------------------------------
                                          E. G. Marchi
                                          President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 10, 2011               By: /s/ E.G. Marchi
                                         ---------------------------------------
                                         E. G. Marchi
                                         President and Director
                                         (Principal Executive Officer)


Date: January 10, 2011               By: /s/ Rene Ponce
                                         ---------------------------------------
                                         Rene Ponce
                                         Chief Financial Officer and Director
                                         (Principal Accounting Officer)