Form 10-Q/A
period 2010-06-30
GLOBAL NUTECH, INC.
filed 2011-01-12
CIK 1429627

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

                              GLOBAL NUTECH, INC.
                    (Formerly Known as Nature of Beauty Ltd.)
                          (A Development Stage Company)
                                  June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

     Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)      3

     Statements of Operations for the three-month and six-month  periods ended June 30, 2010 and 2009, and from May 22, 2007 (Inception)
     through June 30, 2010 (Unaudited)                                         4

     Statement of Stockholders' Equity (Deficit) from May 22, 2007
     (Inception) Through June 30, 2010 (unaudited)                             5

     Statements of Cash Flows as of June 30, 2010 and 2009, and from
     May 22, 2007 (Inception) through June 30, 2010 (Unaudited)                6

     Notes to the Financial Statements (Unaudited)                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Item 4T. Controls and Procedures                                              14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 1A. Risk Factors                                                         14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  (Removed and Reserved)                                               15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             15

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

As used in this Quarterly Report, the terms "we," "us," "our," "Bio-Clean," and the "Company" refer to Global NuTech Inc., formerly known as Bio-Clean, Inc., also formerly known as Nature of Beauty, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                           GLOBAL NUTECH, INC.


Date: January 10, 2011                    By: /s/ E. G. Marchi
                                              ----------------------------------
                                              E. G. Marchi
                                              President