Form 10-Q/A
period 2010-09-30
GLOBAL NUTECH, INC.
filed 2011-01-12
CIK 1429627

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

21.1     Subsidiaries.                                    Incorporated by reference to the Form 10-Q
                                                          filed with the Securities and Exchange
                                                          Commission on November 22, 2010.

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

                                        GLOBAL NUTECH, INC.


Date: January 11, 2011                 By: /s/ E. G. Marchi
                                           -------------------------------------
                                           E. G. Marchi
                                           President