Form 10-K
period 2010-12-31
GLOBAL NUTECH, INC.
filed 2011-04-15
CIK 1429627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                   For the fiscal year ended December 31, 2010

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

               For the transition period from ________ to ________

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

                                 (714) 373-1930
                           (Issuer's telephone number)

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

Large accelerated filer [ ]                        Accelerated filed [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter. $1,218,864, based on a price of $0.006 per share, being the closing price at which the registrant's common stock traded on April 11, 2011.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 11, 2011, the Issuer had 514,287,619 Shares of Common Stock outstanding.

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

                               GLOBAL NUTECH, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2010

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I

ITEM 1.      Description of Business.                                          3
ITEM 1A.     Risk Factors.                                                     4
ITEM 1B.     Unresolved Staff Comments.                                        7
ITEM 2.      Properties.                                                       7
ITEM 3.      Legal Proceedings.                                                7
ITEM 4.      (Removed and Reserved).                                           7

PART II

ITEM 5.      Market for Common Equity and Related Stockholder Matters and
             Issuer Purchases of Equity Securities.                            7
ITEM 6.      Selected Financial Data.                                          8
ITEM 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                            9
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.      11
ITEM 8.      Financial Statements and Supplementary Data.                     11
ITEM 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.                                            26
ITEM 9A(T).  Controls and Procedures.                                         26
ITEM 9B.     Other Information.                                               28

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance           28
ITEM 11.     Executive Compensation.                                          29
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.                                 29
ITEM 13.     Certain Relationships and Related Transactions, and Director
             Independence.                                                    31
ITEM 14.     Principal and Accountant Fees and Services.                      32

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules                          32

SIGNATURES                                                                    34

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

As used in this Annual Report, the terms "we," "us," "our," "Global NuTech," and the "Company" refer to Global NuTech, Inc., also formerly known as Bio-Clean, Inc. and Nature of Beauty, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

The Company was incorporated as Nature of Beauty, Inc. under the laws of the State of Nevada on May 22, 2007. The Company is in the development stage as defined under Accounting Standards Codification (ASC) 915, Development Stage Enterprises. Initially, the Company was engaged in the business of purchasing and distributing all-natural and organic everyday skin care products from Russia. In October 2009, the Company changed the focus of its business to developing "green" products and technologies, including unique cleaning and environmental remediation products and changed its name to Bio-Clean, Inc. Subsequently, on October 8, 2010, the Company changed its name to Global NuTech, Inc. We are currently operating with two different joint venture partners whereby we provide the sales and marketing operations for the sale of various products. One of the joint ventures is with Agrigenic Food Company of Huntington Beach, California. The name of the Joint Venture is Enzyme Bio-Sciences LLC. The products include a variety of dietary supplements for humans and animals (the `BioTec products"). The other joint venture is with HIGA Corporation of Orem, Utah. The products to be marketed include various custom rubber products for commercial and consumer use, including specialized tires (the "HIGA Products").

SALES AND MARKETING STRATEGY

BioTec Products: We have currently engaged sales representatives as well as independent distributors both in the United States and in foreign countries, including Japan, Indonesia, Taiwan, Norway and South Korea, for the sale and marketing of the Bio-Tec products. These products have been in the marketplace for over 25 years, but sales efforts when dormant for a period of time, and we are now selling them to a wide variety of retailers for resale to the consumer. We also initiated a website as a direct to the consumer sales tool. The BioTec products include three different lines.

The BIOTEC FOODS line of supplements includes the best selling antioxidant enzymes Cell Guard(R), Anti-Stress Enzymes(R), Ageless Beauty(R), Extra-Energy Enzymes(R), Runner's Edge(TM), Pacific Sea Plasma(R) and Jet Stress(R). Biotec Foods' supplements are sold to consumers through thousands of independently owned health food stores.

The BIOMED FOODS products are available through healthcare professionals only, and include AOX/PLX(R), SOD/CAT(R), GP/CAT(R) MET/CAT(R) and Synovalex(R) brands. Medical professionals including chiropractors, naturopaths, and other health practitioners order Biomed Foods' products through our distribution partner, Emerson Ecologics.

The BIOVET INTERNATIONAL line of animal supplements includes Dismutase(TM), Feline Support(TM), Canine Support(TM) and the ANTIOXIDANT PETWAFER(TM).

Our plan of operation for the twelve months following the date of this Annual Report is to continue to engage sales reps and independent distributers for the BioTec products and to market directly to consumers on our website, www.ebs-labs.com.

HIGA Products: We are just initiating our sales and marketing efforts for the HIGA Products with the first product having been developed and initial production of the product having commenced in China. We anticipate that shortly we will engage sales representatives as well as independent distributors both in the United States and in foreign countries for the sale and marketing of the HIGA products, using the same marketing model that we have developed for the Bio-Tec products.

Our plan of operation for the twelve months following the date of this Annual Report is to continue to engage sales reps and independent distributers for the HIGA products.

SHARE OF MARKET

Our expected share of the this market is difficult to determine given the vast number of manufacturers and sales outlets for dietary supplements, as well as specialized rubber products, many of which are private entities that have no duty to publicly disclose their revenue, and the market for both dietary supplements and specialized rubber products is highly competitive. However, we believe that due to the vast size of these market in North America and overseas, our market share will likely be less than one percent. Furthermore, we will not be dependent upon a few major customers for our business.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark nor do we have pending patent or trademark applications; however, some of the products that we distribute through our joint venture are subject to patents and/or trademarks by the respective joint venture partners.

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

We do not believe that any government approval will be needed for any of the products that we distribute through our joint venture agreements. The health supplement products have not been approved by the FDA and have disclaimers to that effect on the labeling.

COMPLIANCE WITH GOVERNMENT REGULATIONS

We do not believe that there are any government regulations applicable to our intended business operations.

RESEARCH AND DEVELOPMENT EXPENSE

We have not incurred any research expenditures since our incorporation.

COSTS AND EFFECTS WITH COMPLIANCE WITH ENVIRONMENTAL LAWS

We do not believe that there will be any costs or effects in connection with the Company's compliance with environmental laws.

EMPLOYEES

We have no employees other than our executive officers and contract labor.

ITEM 1A. RISK FACTORS.

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

OUR INDEPENDENT AUDITOR'S REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Accounting & Consulting Group LLP, specify in their audit report that we are a development stage company, have incurred a net loss and negative cash flows from operations for the current year, have a working capital deficit, have incurred losses from operations since inception, may incur further significant losses, have no sales, and are dependent on our ability to raise capital from shareholders or advances or loans from related parties, and there is a substantial doubt that we will be able to continue as a going concern.

This qualification clearly highlights that we will, in all probability, continue to incur expenses without significant revenues into the foreseeable future until the products which we market pursuant to our joint venture arrangements gain significant popularity. Our only source of funds to date has been the sale of our common stock and loans. As we cannot provide any assurance that we will be able to generate enough interest in our business or that we will be able to generate any significant revenues or income, the identification of new sources equity financing is significantly more difficult, and if we are successful in closing any new financing, existing investors will experience substantially more dilution. The ability to obtain debt financing is also severely impacted and probably not feasible, as we do not have revenues or profits to pay interest or principal.

WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated on May 22, 2007, and have very limited operations. We have not realized any revenues to date. Our website, although operational, requires additional work prior to us being able to generate revenue. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2010 is $1,445,792. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our website. We currently believe we are at least 6-12 months away from generating our first revenues. We may fail to generate revenues in the future. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

     * the actual expenditures required to be made are at or above the higher range of our estimated expenditures;

     * we incur unexpected costs in completing the development of our product or encounter any unexpected technical or other difficulties;

     * we are unable to create a substantial market for the products that we distribute directly, through market reps and our website; or

     *    we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

IF OUR ESTIMATES RELATED TO EXPENDITURES ARE ERRONEOUS OUR BUSINESS WILL FAIL AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures, which are currently budgeted at $200,000 for the next 12 months. If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to fund our plan of operations over the next 12 months, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. As well, we will not receive any funds from this registration.

We will require additional financing to sustain our business operations if we are not successful in earning revenues. We do not currently have any arrangements for financing and may not be able to find such financing if required.

ANY ADDITIONAL FUNDING WE DO ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS CAUSING OUR BUSINESS TO FAIL.

Certain of our officers and directors, including our President, intend to devote limited time to our operations. It is possible that the demands on our officers and directors from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, they may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OTHER RISKS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own or lease any property except for a sublease for its offices from a related party which constitutes 1850 square feet. The lease term expires July 1, 2011 and the current amount of the sublease, which is month-to-month, is $3,685 per month.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. (REMOVED AND RESERVED).

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

GENERAL

Our authorized capital stock consists of 1,500,000,000 shares, of which 1,400,000,000 are shares of common stock, with a par value of $0.00001 per share, and 100,000,000 are shares of preferred stock, with a par value of $0.00001 per share. As of April 14, 2011, there were 534,287,619 shares of our common stock issued and outstanding which were held of record by 45 stockholders. As of the same date, there were 20,000 shares of Series C and no shares of the Series A or Series B preferred stock issued and outstanding.

MARKET INFORMATION

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol "BOCL" on May 21, 2008. Active trading in our common stock began on or about October 16, 2009. The high and low bid price information for our common stock is as follows:

Quarter ended March 31, 2010:        High Bid: $0.167       Low Bid: $0.008
Quarter ended June 30, 2010:         High Bid: $0.017       Low Bid: $0.005
Quarter ended September 30, 2010:    High Bid: $0.012       Low Bid: $0.003
Quarter ended December 31, 2010:     High Bid: $0.034       Low Bid: $0.006

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

RECENT SALES OF UNREGISTERED SECURITIES

On October 8, 2010, the Company issued to Enzyme Bio Sciences LLC 50,000,000 shares of its common stock valued at $325,000 for its 40% share of investment in a joint venture. On November 30, 2010, the Company issued to HIGA Inc. 36,000,000 shares of its common stock valued at $252,000 for its 20% share of investment. The shares were issued at a fair value on the date issuance pursuant to the terms of joint venture agreements.

During November 30, 2010 and December 6, 2010, the Company issued 21,000,000 shares of its common stock valued at $630,000 to certain consultants and business advisors for services. The common shares issued were valued at their fair value on the date of issuances.

In all instances, the restricted shares were issued in reliance upon the exemption under Section 4(1) of the Securities Act of 1933.

PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

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

FISCAL YEAR ENDED DECEMBER 31, 2010 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2009.

Our net loss for fiscal year ended December 31, 2010 was $1,360,257 compared to a net loss of $47,118 during fiscal year ended December 31, 2009 (an increase of $1,313,139, or 2,786.9%. During fiscal years ended December 31, 2010 and December 31, 2009, we did not generate any revenue.

During fiscal year ended December 31, 2010, we incurred expenses of $1,360,257 compared to $47,118 incurred during fiscal year ended December 31, 2009 (an increase of $1,313,139 or 2,786.9%). These expenses incurred during fiscal year ended December 31, 2010 included: compensation to officers of $12,000 (2009:
$-0-); consulting fees of $653,904 (2009: $8,303); rent of $18,075 (2009: $438);
Accounting and audit fees of $31,932 (2009: $8,200); and legal and other professional fees of $52,650 (2009: $10,000).

Expenses incurred during fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2010

As of the end of the fiscal year ended December 31, 2010, our current and total assets were $989 and our total liabilities were $173,781. As at fiscal year ended December 31, 2010, total liabilities were comprised of a $1,266 of accrued expenses, an aggregate of $122,559 in advances from a related party and $49,956 in notes payable.

As of the end of the fiscal year ended December 31, 2009, our current and total assets were $-0-. The increase in total assets during fiscal year ended December 31, 2010 from fiscal year ended December 31, 2009 was due to the increase in cash and cash equivalents.

Stockholders' deficit increased from $31,535 for fiscal year ended December 31, 2009 to $172,792 for fiscal year ended December 31, 2009, a difference of $141,257.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2010, net cash used in operating activities was $19,011 consisting primarily due to decrease in accrued expenses of $313 and increase in advances from related party of $122,559. For fiscal year ended December 31, 2009, net cash used in operating activities was $15,783 due to increase in accrued expenses of $1,579 and increase in advances from related party of $29,756.

CASH FLOWS FROM INVESTING ACTIVITIES

We did not have cash flows from investing activities during either of the fiscal years ended December 31, 2010 or December 31, 2009.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2010, cash flows from financing activities consisted of $20,000 in notes payable to a third party. In the fiscal year ended December 31, 2009 we had no cash flows from financing activities

We expect that working capital requirements will continue to be funded through further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 and December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS:                                              PAGE
                                                                            ----

Audited financial statements as of December 31, 2010, including:

1.   Reports of Independent Registered Public Accounting Firms;              12

2.   Consolidated Balance Sheets as of December 31, 2010 and 2009;           13

3.   Consolidated Statements of Operations for the years ended
     December 31, 2010 and 2009 and for the period from inception on
     May 22, 2007 to December 31, 2010;                                      14

4.   Consolidated Statements of Cash Flows for the years ended
     December 31, 2010 and 2009 and for the period from inception on
     May 22, 2007 to December 31, 2010;                                      15

5.   Consolidated Statement of Stockholders' Equity for the period from
     inception on May 22, 2007 through December 31, 2010; and                16

6.   Notes to the Consolidated Financial Statements.                         17

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


/s/ Seale and Beers, CPAs
--------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
May 14, 2010


                50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888)727-8251 Fax: (888)782-2351

To the Board of Directors and Stockholders of:
Global NuTech, Inc.

We have audited the accompanying consolidated balance sheet of Global NuTech, Inc. and Subsidiary (the Company) at December 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2010 and since inception on May 22, 2007 through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global NuTech, Inc. and Subsidiary as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 and since inception on May 22, 2007 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2010 of $1,360,257 and $19,011, respectively, and has working capital deficit and an accumulated deficit of $152,792 and $1,445,792, respectively at December 31, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Accounting and Consulting Group
--------------------------------------------
Accounting and Consulting Group
Albuquerque, NM
April 14, 2011

                               Global NuTech, Inc.
                       (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                December 31,         December 31,
                                                                                    2010                 2009
                                                                                 ----------           ----------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                      $      989           $       --
                                                                                 ----------           ----------
      Total Current Assets                                                              989                   --
                                                                                 ----------           ----------

      Total Assets                                                               $      989           $       --
                                                                                 ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued expenses                                                               $    1,266           $    1,579
  Advance from related parties                                                      122,559               29,956
  Note payable to related party - current portion                                    29,956                   --
                                                                                 ----------           ----------
      Total Current Liabilities                                                     153,781               31,535
                                                                                 ----------           ----------
  Note Payable                                                                       20,000                   --
                                                                                 ----------           ----------
      Total Liabilities                                                             173,781               31,535
                                                                                 ----------           ----------

Stockholders' Deficit
  Capital stock:
    Preferred Stock, $0.00001 par value, 100,000,000 shares authorized:
      Preferred Stock, Series A, $0.00001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010
       and December 31, 2009, respectively                                               --                   --
      Preferred Stock, Series B, $0.00001 par value, 250,000 shares authorized; 0 shares issued and outstanding at December 31, 2010
       and December 31, 2009, respectively                                               --                   --
      Preferred Stock, Series C, $0.00001 par value, 80,000 shares authorized; 20,000 shares issued and outstanding at December 31, 2010
       and 0 shares at December 31, 2009, respectively                                   --                   --
  Common Stock, $0.00001 par value, 1,400,000,000 shares authorized;
   188,810,000 and 81,810,000 shares issued and Outstanding at
   December 31, 2010 and December 31, 2009, respectively                              1,889                  819
  Additional Paid in Capital                                                      1,271,111               53,181
  Deficit accumulated during the development stage                               (1,445,792)             (85,535)
                                                                                 ----------           ----------
      Total Stockholders' Deficit                                                  (172,792)             (31,535)
                                                                                 ----------           ----------

      Total Liabilities and Stockholders' Deficit                                $      989           $       --
                                                                                 ==========           ==========


          The accompanying notes are an integral part of these audited financial statements.

                               Global NuTech, Inc.
                       (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                  Cummulative From
                                                      For The Year           For The Year           May 22, 2007
                                                         Ended                  Ended             (Inception) to
                                                      December 31,           December 31,           December 31,
                                                          2010                   2009                   2010
                                                      ------------           ------------           ------------
Revenues                                              $         --           $         --           $         --
                                                      ------------           ------------           ------------
Operating Expenses
  General and administrative                               769,990                 47,118                855,525
  Compensation to officer for services                      12,000                     --                 12,000
                                                      ------------           ------------           ------------
      Total Operating Expenses                             781,990                 47,118                867,525

Other (Income) Expenses:
  Interest expense                                             467                     --                    467
  Impairment of investment in joint ventures               577,000                     --                577,000
                                                      ------------           ------------           ------------
                                                           577,467                     --                577,467
                                                      ------------           ------------           ------------

Loss from operations before income taxes                (1,359,457)               (47,118)            (1,444,992)

Provision for income taxes                                     800                     --                    800
                                                      ------------           ------------           ------------

Net Loss                                              $ (1,360,257)          $    (47,118)          $ (1,445,792)
                                                      ============           ============           ============

Net loss per share - basic and diluted                $      (0.01)          $      (0.00)
                                                      ============           ============
Weighted average number of common
 shares outstanding                                     98,103,151             81,810,000
                                                      ============           ============


          The accompanying notes are an integral part of these audited financial statements.

                               Global NuTech, Inc.
                       (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       For the periods from May 22, 2007 (Inception) to December 31, 2010

                                                                        Series C                       Accumulated
                                                   Common Stock      Preferred Shares                    Deficit
                                                ------------------   ----------------   Additional       During
                                                Number of     Par    Number of   Par      Paid in      Development
                                                 Shares      Value    Shares    Value     Capital        Stage         Total
                                                 ------      -----    ------    -----     -------        -----         -----
Balance, May 22, 2007                                   --  $   --        --    $ --   $       --    $        --    $        --
Shares issued for cash - July 2007              45,000,000     450        --      --        4,550             --          5,000
Shares issued for cash - August 2007            36,000,000     360        --      --       39,640             --         40,000
Shares issued for cash - December 2007             810,000       9        --      --        8,991             --          9,000
Net loss                                                --      --        --      --           --        (10,568)       (10,568)
                                               -----------  ------    ------    ----   ----------    -----------    -----------
Balance - December 31, 2007                     81,810,000     819        --      --       53,181        (10,568)        43,432
Net Loss                                                --      --        --      --           --        (27,849)       (27,849)
                                               -----------  ------    ------    ----   ----------    -----------    -----------
Balance - December 31, 2008                     81,810,000     819        --      --       53,181        (38,417)        15,583
Net loss for the year                                   --      --        --      --           --        (47,118)       (47,118)
                                               -----------  ------    ------    ----   ----------    -----------    -----------
Balance - December 31, 2009                     81,810,000     819        --      --       53,181        (85,535)       (31,535)
Shares issued to officer for services                   --      --    20,000      --       12,000             --         12,000
Shares issued for investment in joint ventures  86,000,000     860        --      --      576,140             --        577,000
Shares issued to consultants for services       21,000,000     210        --      --      629,790             --        630,000
Net loss for the year                                   --      --        --      --           --     (1,360,257)    (1,360,257)
                                               -----------  ------    ------    ----   ----------    -----------    -----------

Balance - December 31, 2010                    188,810,000  $1,889    20,000    $ --   $1,271,111    $(1,445,792)   $  (172,792)
                                               ===========  ======    ======    ====   ==========    ===========    ===========

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

                               Global NuTech, Inc.
                       (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                       Cummulative From
                                                                                                         May 22, 2007
                                                                                                       (Inception) to
                                                                   For The Years Ended December 31,      December 31,
                                                                       2010               2009               2010
                                                                   ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Reconciliation of net loss to net cash
   used in operating activities:
    Net loss                                                      $(1,360,257)        $   (47,118)        $(1,445,792)
    Issuance of stock to officer for services                          12,000                  --              12,000
    Impairment of stock issued for joint ventures                     577,000                  --             577,000
    Issuance of stock to consultants for services                     630,000                  --             630,000
  (Increase) decrease in current assets and liabilities:
    Increase (decrease) in accrued expenses                              (313)              1,579               1,267
    Increase in advances from related party                           122,559              29,756             152,514
                                                                  -----------         -----------         -----------
Net cash used in operating activities                                 (19,011)            (15,783)            (73,011)
                                                                  -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                       --                  --                  --
                                                                  -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from notes payable                                     20,000                  --              20,000
  Cash proceeds from sale of common stock                                  --                  --              54,000
                                                                  -----------         -----------         -----------
Net cash provided by financing activities                              20,000                  --              74,000
                                                                  -----------         -----------         -----------

Net increase (decrease) in cash and cash equivalents                      989             (15,783)                990

Cash and cash equivalents - beginning of the period                        --              15,783                  --
                                                                  -----------         -----------         -----------

Cash and cash equivalents - end of the period                     $       989         $        --         $       990
                                                                  ===========         ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                        $        --         $        --         $        --
                                                                  ===========         ===========         ===========
  Income taxes                                                    $        --         $        --         $        --
                                                                  ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE ON NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Conversion of debt to Note Payable                              $    29,756         $        --         $    29,756
                                                                  ===========         ===========         ===========


          The accompanying notes are an integral part of these audited financial statements.

                       GLOBAL NUTECH, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2010


1.  ORGANIZATION AND BUSINESS OPERATIONS

Global NuTech, Inc., formerly Bio-Clean, Inc., ("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007. In September 2010, the Company changed its name to Global NuTech, Inc. In September 2009, the Company effectuated a nine for one forward stock split of its common stock. The Company is in the development stage as defined under Development Stage
Enterprises (ASC 915) and its efforts are primarily devoted in marketing and distributing beauty products to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 22, 2007 through December 31, 2010, the Company has accumulated losses of $1,445,792.

On September 15, 2010, the Company acquired 100% ownership interest in E-Clean Acquisitions Corporation ("EAC"), a Nevada corporation for an investment of $100. The purpose of acquisition of EAC was for this wholly-owned entity to acquire other entities or enter into joint venture business partnerships.

The Company's consolidated financial statements are prepared using the accrual method of accounting and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,445,792 as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Global NuTech, Inc. and its wholly-owned subsidiary E-Clean Acquisitions Corporation. All material intercompany transactions have been eliminated in the consolidation.

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

Fair Value of Financial Instruments and fair Value Measurements
ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

LEVEL 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

LEVEL 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

LEVEL 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and amounts due to related parties. Pursuant to ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES and ASC 825, FINANCIAL INSTRUMENTS, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Stock-based Compensation
In accordance with ASC 718, COMPENSATION - STOCK COMPENSATION, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share because diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. Diluted earnings per share excludes all potentially dilutive shares since their effect is anti-dilutive.

Fiscal Periods
The Company's fiscal year end is December 31.

Comprehensive Loss
ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at December 31, 2010 and 2009, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

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

4. INVESTMENT IN JOINT VENTURES AND IMPAIRMENT

On September 29, 2010, the Company's wholly-owned subsidiary EAC entered into an agreement to invest in a Joint Venture ("JV") with Robert Kavanaugh d/b/a Biotec Foods, a/k/a Agrigenic Food Company ("Agrigenic"). Both the parties mutually agreed to amend the closing date of the JV to October 8, 2010. Under the terms of the JV, EAC will provide marketing, distribution and sales for Agrigenic, including its lines of dietary supplements for humans and animals for a period of ten years. Pursuant to the terms of the JV, net profits will be divided 60% to Agrigenic and 40% to EAC. On October 8, 2010, the Company issued 50,000,000 shares of its restricted common stock valued at $325,000 pursuant to Rule 144 restrictions of the Security Exchange Act of 1933, for EAC's 40% share of investment in the JV. At December 31, 2010, the Company recorded an impairment of $325,000 in the accompanying financial statements for its investment in the JV as the business activities in the JV have not started and both parties do not know when the JV is expected to start their business operations.

On October 31, 2010, the Company's wholly owned subsidiary EAC entered into a Joint Venture Agreement with HIGA Corporation ("HIGA") for a ten year term. Under the Joint Venture Agreement, the Company will provide marketing, distribution and sales for HIGA, including various rubber products, both generic in design and custom designed for specific product specifications. Net profits of the Joint Venture will be divided 80% to HIGA and 20% to the Company. On November 30, 2010, the Company issued 36,000,000 shares of its restricted common stock valued at $252,000 for EAC's 20% investment in the Joint Venture as provided for in the Joint Venture Agreement. At December 31, 2010, the Company has recorded an impairment of $252,000 in the accompanying financial statements since the business activities of the joint venture have not started.

5. INCOME TAXES

Income tax expense for the years ended December 31, 2010 and 2009 is summarized as follows:

                                                 December 31,      December 31,
                                                    2010              2009
                                                  --------          --------
Current:
  Federal                                         $     --          $     --
  State                                                800               800
  Deferred taxes                                        --                --
                                                  --------          --------
Income tax expense (benefit)                      $    800          $    800
                                                  ========          ========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of
Operations:

                                                 December 31,      December 31,
                                                    2010              2009
                                                  --------          --------
Tax expense (credit) at statutory rate - federal       (34%)             (34%)
State tax expense net of federal tax                    (6%)              (6%)
Valuation allowance                                     40%               40%
                                                  --------          --------
Tax expense at actual rate                              --                --
                                                  ========          ========

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

                                                 December 31,      December 31,
                                                    2010              2009
                                                  --------          --------

Deferred tax assets:
  Net operating loss carry forward                $ 491,297         $  29,082
                                                  ---------         ---------
Total gross deferred tax assets                     491,297            29,082
Less - valuation allowance                         (491,297)          (29,082)
                                                  ---------         ---------
Net deferred tax assets                           $      --         $      --
                                                  =========         =========

Deferred income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

The Company's provision for income taxes differs from applying the statutory U.S. Federal income tax rate to income before income taxes. The primary differences result from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

At December 31, 2010, the Company had net operating loss carryforwards of $546,503 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2030. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended December 31, 2010 and 2009 was an increase of $462,215 and $16,020, respectively.

In the normal course of business, the Company's income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company's financial position. The Company is not under examination for any open tax years.

The Company has not filed Federal or State income tax returns for the years ended December 31, 2007 through December 31, 2010. The Company is subject to examination by taxing authorities for the years 2007 through 2010.

6. RELATED PARTY TRANSACTONS

A related party paid Company's obligations to vendors amounting to $152,515 to fund its operations as of December 31, 2010. Advances from related parties of $122,559 and $29,956, are due on demand, non-interest bearing and unsecured, and are recorded as a current liability in the accompanying financial statements as of December 31, 2010 and 2009, respectively.

On September 15, 2010, the Company acquired 100% of ownership interest in EAC from an officer of the Company for $100. The Company has recorded $100 as payable to related party in the accompanying financial statements as of December 31, 2010.

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

On November 22, 2010, the Company issued a promissory note in exchange of loans made by a related party amounting to $29,756 as of December 31, 2009. The terms and provisions of the promissory note allowed for the related party to demand payment of this note, in its sole discretion, in the form of cash or shares of common stock of the Company to cancel all or part of the principal amount of the note. Upon the related party's election to receive payments on the note in the form of shares of Company's common stock, the number of shares called for to be issued at any one time is to be determined by dividing the unpaid principal balance and accrued interest thereon, of the outstanding indebtedness, by a factor of $0.0003, subject to a limitation that at no time will this provision result in any holder of this note being issued or holding more than 4.99% of the total number of shares of the Company's common stock which shall be issued and outstanding at the time of such conversion and exchanges. The principal balance of the promissory note payable at December 31, 2010 was $29,956. The Company recorded an accrued interest payable on the promissory note amounting to $318 as of December 31, 2010.

The Company sub-leases its office facilities under a non-cancellable lease from a related party starting January 1, 2010. The sub-lease term expires on July 1, 2011. Monthly rent of the sub-lease was $780 per month for the nine months ended September 30, 2010. Monthly rent of the increased to $3,685 per month starting October 1, 2010 due to the Company sub-leasing additional office space from the related party. Rent expense recorded in the accompanying financial statements for the year ended December 31, 2010 and 2009 amounted to $18,075 and $438, respectively. Future minimum sub-lease of rent payment commitment for the year ended December 31, 2011 amounted to $22,110.

7. CONVERTIBLE NOTES PAYABLE

On November 2, 2010, the Company executed a convertible promissory note for $10,000 with 8% interest per annum, payable quarterly after the first year, such principal and interest all due and payable at the end of three (3) years from date hereof. The Company granted the Holder full recourse. The option granted by the Company to Holder, as additional consideration for said value received, is that the repayment for funds provided by Holder shall, at the sole election of Holder, be made in whole or in part at any time at Holder's discretion, in the form of shares of common stock of the Company in lieu of cash payments due; restricted under SEC Rule 144, but granting the Holder piggy back registration rights to have the Company include such shares for resale on any future registration of common stock of the Company, including but not limited to Regulation A. Upon election and notification by Holder, the Company shall cancel principal and interest payments due and convert such amounts to common restricted shares of Holder at a set conversion price; such conversion price for cancellation of amounts of payment for principal and interest due as described hereunder is set at a price per share reflecting a 20% discount from the average closing bid price for trading of such common shares for the previous ten business day period; however, at no time will this provision result in Holder being issued or holding more than a limit of 5% of the Company's issued and outstanding total common shares at the time of such conversions. The Company recorded an interest expense of $130 for the year ended December 31, 2010. The principal balance outstanding on the convertible note payable at December 31, 2010 was $10,000.

On December 22, 2010, the Company executed a convertible promissory note for $10,000 with 8% interest per annum, payable quarterly after the first year, such principal and interest all due and payable at the end of three (3) years from date hereof. The Company granted the Holder full recourse. This option granted by the Company to Holder, as additional consideration for said value received, is that the repayment for funds provided by Holder shall, at the sole election of Holder, be made in whole or in part at any time at Holder's discretion, in the form of shares of common stock of the Company in lieu of cash payments due; restricted under SEC Rule 144, but granting the Holder piggy back registration rights to have the Company include such shares for resale on any future registration of common stock of the Company, including but not limited to Regulation A. Upon election and notification by Holder, the Company shall cancel principal and interest payments due and convert such amounts to common restricted shares of Holder at a set conversion price; such conversion price for cancellation of amounts of payment for principal and interest due as described hereunder is set at a price per share reflecting a 20% discount from the average closing bid price for trading of such common shares for the previous ten business day period; however, at no time will this provision result in Holder being issued or holding more than a limit of 5% of the Company's issued and outstanding total common shares at the time of such conversions. The Company recorded an interest expense of $18 for the year ended December 31, 2010. The principal balance outstanding on the convertible note payable at December 31, 2010 was $10,000.

8. COMMITMENTS AND CONTINGENCIES

A securities lawyer claims that the prior control group of the Company contracted with him on behalf of the Company to perform securities legal work during the year ended December 31, 2009. The attorney claims he was paid $15,000 and is still owed $3,000. However, the attorney has not provided the new control group with a contract obligating the Company to pay. Accordingly, neither the $18,000 of expense, nor the $3,000 in liability, has been reflected in the Company's financial statements as of December 31, 2010 and 2009, respectively.

9. STOCKHOLDERS' EQUITY

At December  31, 2010,  the  authorized  capital of the Company  consists of (a)
100,000,000 preferred shares with a par value of $0.00001 per share, of which 5,000,000 shares are designated as Series A preferred shares with a par value of $0.00001; 250,000 shares are designated as Series B preferred shares with a par value of $0.00001; and 80,000 shares are designated as Series C preferred shares with a par value of $0.00001, and (b) 1,400,000,000 common shares with a par value of $0.00001 per share.

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

On October 8, 2010, the Company issued to Enzyme Bio Sciences LLC 50,000,000 shares of its common stock valued at $325,000 for its 40% share of investment in a joint venture. On November 30, 2010, the Company issued to HIGA Inc. 36,000,000 shares of its common stock valued at $252,000 for its 20% share of investment. The shares were issued at a fair value on the date issuance pursuant to the terms of joint venture agreements.

During November 30, 2010 and December 6, 2010, the Company issued 21,000,000 shares of its common stock valued at $630,000 to certain consultants and business advisors for services. The common shares issued were valued at their fair value on the date of issuances.

In September 2009, the Company forward-split its common shares 9 for 1. As of December 31, 2010 and 2009, the Company had 188,810,000 and 81,810,000 shares of common stock outstanding taking into effect of the forward-split of its common shares 9 for 1.

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

The Series C preferred shares shall not be entitled to receipt of any dividend and the Company's board of directors shall not declare any dividends in respect of the Series C preferred shares. The holders of Series C preferred shares shall be entitled to convert each whole number of Series C preferred share into 100 shares of common stock issuable upon conversion. The holders of Series C preferred shares and the holders of common stock shall vote together and not as separate classes. For voting purposes, each Series C preferred share shall be counted as 10,000 shares of common stock per one (1) share of Series C preferred stock. For the purposes of calculating the number of shares to be voted and only for such purpose, the Series C preferred shares shall be deemed not to be subject to any reverse split of the common stock of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series C preferred shares shall have liquidation preference equal to that of the holders of common stock of the Company, and each Series C preferred share shall be counted as 10,000 shares of common stock per one (1) share of Series C preferred share. All shares of Series C preferred stock shall be junior rank to all shares of Series A and Series B preferred shares in respect to all preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company.

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

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 14, 2011, the date which the financial statements were available to be issued.

On January 19, 2011, the Company formed a new wholly-owned subsidiary, NuTec Energy Corporation. The subsidiary will invest in operating and exploratory oil and gas properties. On February 8, 2011, NuTech Energy, Inc., has reached an agreement, in principle, with Gungadin Energy LLC ("Gungadin"), whereby Gungadin will sell to NuTech Energy and NuTech Energy will purchase from Gungadin, all of the interests of Gungadin in five existing oil wells located in the Austin Chalk formation in the State of Texas. On February 10, 2011, NuTech Energy, Inc. signed a non-binding letter of intent to acquire majority interests in five producing Texas oil wells. NuTech Energy intends this proposed transaction to be the start of a program to acquire existing and marginal production oil wells and to use proprietary technology to improve the production of these wells.

On February 1, 2011,  the  Company  reached an  agreement,  in  principle,  with
Trillacorpe/BK LLC, a Michigan limited liability company ("Trillacorpe"), whereby Trillacorpe will provide the Company with certain management consulting services, including those relating to federal and military contract solicitation, procurement and fulfillment. Trillacorpe is a leading Service Disabled Veteran Owned Small Business with considerable experience in procuring government and military contracts. The agreement contemplates that the Company and Trillacorpe will engage as joint venturers in the solicitation, procurement and contract fulfillment of specific federal and military contract involving the Company's line of products and services.

Subsequent to December 31, 2010, the Company issued (i) 89,477,619 shares of common stock to satisfy indebtedness of $26,843 towards a related party promissory note of $29,956 dated November 22, 2010, (ii) 4,500,000 shares of common stock valued at $29,150 to third parties for consulting services, (iii) 21,000,000 shares of common stock to officers and employees valued at $144,900 for compensation for services, (iv) 5,000,000 shares of common stock valued at $25,000 to a third party consultant for contract services, and (v) 225,500,000 shares of common stock to its wholly-owned subsidiary EAC for acquisition of business entities.

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

On February 23, 2011, the Company engaged Accounting & Consulting Group, LLP, Certified Public Accountants ("ACG") as the Company's new independent registered public accounting firm to audit the Company's financial statements for the year ended December 31, 2010 and dismissed Seale & Beers, Certified Public Accountants ("Seale & Beers") as the Company's independent registered public accounting firm. The decision to dismiss Seale & Beers and engage ACG was approved by the Company's Board of Directors.

The report of Seale & Beers on the financial statements of the Company for the year ended December 31, 2009 contained no adverse opinion, disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern.

During the period from January 1, 2009 through the date of the Seale & Beers dismissal there have been no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Seale & Beers on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Seale & Beers would have caused it to make reference to the subject of such disagreements in their reports on the financial statements of such years. Further, there have been no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

Neither the Company, nor anyone on its behalf consulted with ACG during the period from January 1, 2009 though the date of Seale & Beers' dismissal regarding either (i) the application of the accounting principles to a specified transaction, either completed or proposed, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The Company disclosed the dismissal of Seale & Beers and the subsequent appointment of ACG in a Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 1, 2011.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual

Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the control criteria established in a report entitled INTERNAL CONTROL -- INTEGRATED FRAMEWORK, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act during the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their ages and titles as of April 11, 2011 are as follows:

Name of Director           Age      Position
----------------           ---      --------
E. G. Marchi                82      President, Chief Financial Officer and a
                                    Director

Sean Stanowski              31      Secretary and a Director

E. G. MARCHI. President, Chief Financial Officer and a Director. Mr. Marchi was appointed a Director and Secretary on January 28, 2010 and President on May10, 2010. Mr. Marchi was appointed Chief Financial Officer on April 11, 2011 following the resignation of Rene Ponce. Since 2003, Mr. Marchi has been a consultant for a number of small, medium and start-up companies, assisting in developing business plans, market stratifying/planning., restructuring organizationally, and structuring reverse mergers into public entities. Two of those companies, Fuel Technologies Plus, Inc. and H2XOP, Inc. were involved in the business of hydrogen generator enrichment systems for use in internal combustion engines. Early in his business career, Mr. Marchi spent 11 years in management with IBM Corporation which was followed by management positions with Greyhound Corporation, Control Information, Inc. and South Pacific Industries, Inc.

SEAN STANOWSKI. Director and Secretary. Mr. Stanowski was elected Secretary and a director on October 18, 2010 Following graduation from the United States Naval Academy in 2001, Mr. Stanowski served on active duty in the United States Navy in various capacities. From June 2001 through December 2001, he served as a coach in the Physical Education Department at the Naval Academy. From January 2002 through June 2004, he was a Student Naval Aviator and earned his Wings in the E-2C Hawkeye. Beginning in July 2004, he began his duty aboard the U.S.S. Harry Truman (CVN-75), serving in the Operations Department from July 2004 until April 2005 and, thereafter, was assigned to the Administration Department until he left active duty as a Lieutenant in September 2006. He remains a Lieutenant in the U.S. Naval Reserve. Mr. Stanowski trained and then served as a Police Officer with the Fresno (CA) Police Department from April 2007 until January 2009. From October 2008 through December 2009, he was Vice President - Sales and Marketing for American Bio-Clean Corp. He joined the Company in January 2010 as a Business Development Consultant.

TERM OF OFFICE

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no employees other than our executive officers and contact labor.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended December 31, 2010, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them, except
E. G. Marchi and Sean Stanowski.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

We did not pay any compensation to our executive officers and director during the fiscal year ended December 31, 2010 other than we issued 20,000 shares of Series C preferred stock to our President, E. G. Marchi. The stock was valued at $12,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at December 31, 2010, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 11, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

                                                        Amount and
                                                        Nature of    Percentage
                                                        Beneficial   of  Common
Title of Class   Name and Address of Beneficial Owner   Ownership      Stock(1)
--------------   ------------------------------------   ---------      --------

DIRECTORS AND EXECUTIVE OFFICERS

Common Stock     E. G. Marchi                           10,000,000
                 Chief Executive Officer, President,      Direct         1.87%
                 Chief Financial Officer, and
                 Director (2)

Common Stock     Sean Stanowski                          4,890,000
                 Director (2)                             Direct          .92%

Common Stock     All Directors and Executive Officers   14,890,000       2.79%
                 as a Group (2 persons)                   Direct

Preferred Stock  E. G. Marchi                             20,000          100%
Series C         Chief Executive Officer, President,      Direct
                 Chief Financial Officer, and
                 Director (2)

                                                        Amount and
                                                        Nature of     Percentage
                                                        Beneficial       of
Title of Class   Name and Address of Beneficial Owner   Ownership      Stock(1)
--------------   ------------------------------------   ---------      --------

5% STOCKHOLDERS

Common Stock     E-Clean Acquisitions, Inc. (3)(4)     225,500,000      42.21%
                                                          Direct

Common Stock     Enzyme Bio Sciences LLC (5)(6)         50,000,000       9.36%
                                                          Direct

Common Stock     Higa Corporation (7)(8)               36,000,000        6.74%
                                                          Direct

Preferred Stock  E. G. Marchi (2)                         20,000          100%
Series C                                                  Direct

NOTES:
----------
(1) Based on 534,287,619 shares of our common stock issued and outstanding and 0,000 of our Series C preferred stock issue and outstanding, both as of April 4, 2011. Under Rule 13d-3, certain shares may be deemed to be beneficially 2wned by more than one person (if, for example, persons share the power to vote 1r the power to dispose of the shares). In addition, shares are deemed to be oeneficially owned by a person if the person has the right to acquire the ohares (for example, upon exercise of an option) within 60 days of the date as bf which the information is provided. In computing the percentage ownership of sny person, the amount of shares outstanding is deemed to include the amount of ohares beneficially owned by such person (and only such person) by reason of ahese acquisition rights. As a result, the percentage of outstanding shares of sny person as shown in this table does not necessarily reflect the person's tctual ownership or voting power with respect to the number of shares of common atock actually outstanding on April 11, 2011.

(2)  The address is 5412 Bolsa Ave., Ste. D, Huntington Beach, CA 92649.

(3)  E-Clean Acquisitions, Inc. is a wholly owned subsidiary of the Company.

(4)  The address is 5412 Bolsa Ave., Ste. D, Huntington Beach, CA 92649.

(5) Enzyme Bio Sciences Ltd. is a joint venture in which the Company owns 49% interest.

(6)  The address is 5412 Bolsa Ave., Ste. D, Huntington Beach, CA 92649.

(7) Higa Corporation is a joint venture in which the Company owns a 20% nterest.

(8)  The address is 1391 South 740 East, Orem, UT 84097

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

ITEM 14. PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the two most recently completed fiscal years ended December, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                        Year Ended        Year Ended
                                        December 31,      December 31,
                                           2010              2009
                                         --------          --------
             Audit Fees                  $ 13,145          $  7,500
             Audit Related Fees                 0                 0
             Tax Fees                           0                 0
             All Other Fees                     0                 0
                                         --------          --------

                   TOTAL                 $ 13,145          $  7,500
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

 3.3         Certificate of Amendment to        Incorporated by reference to the
             Certificate of Incorporation       Schedule 14C Definitive
             filed with the Nevada Secretary    Information Statement filed with
             of State on October 8, 2009.       the Securities & Exchange
                                                Commission on October on October
                                                September 18, 2009. 3.4
                                                Certificate of Amendment to
                                                Certificate Incorporated by
                                                reference to Exhibit 3.1 to the
                                                of Incorporation filed with the
                                                Nevada Company's Current Report
                                                on Form 8-K, filed Secretary of
                                                State on October 8, 2010. with
                                                the Securities and Exchange
                                                Commission on October 8, 2010.

 3.5         Certificate of Designation of      Incorporated by reference to
             Series A Convertible Preferred     Exhibit 3.4 to the Company's
             Stock filed with the Nevada        Annual Report on Form 10-K, as
             Secretary of State on              filed subsequently amended. with
             March 29, 2010.                    the Securities and Exchange
                                                Commission on May 17, 2010, as
                                                subsequently amended.

 3.6         Certificate of Designation of      Incorporated by reference to
             Series B Convertible Preferred     Exhibit 3.5 to the Company's
             Stock filed with the Nevada        Annual Report on Form 10-K, as
             Secretary of State on              filed with the Securities and
             March 29, 2010.                    Exchange Commission on May 17,
                                                2010, as subsequently amended.

 3.7         Certificate of Designation of      Incorporated by reference to
             Series C Convertible Preferred     Exhibit 3.6 to the Company's
             Stock filed with the Nevada        Annual Report on Form 10-K, as
             Secretary of State on              filed with the Securities and
             March 29, 2010.                    Exchange Commission on May 17,
                                                2010, as subsequently amended.

21.1         Subsidiaries.                      Included herein.

23.1         Consent of Seale and Beers, CPAs   Included herein.

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

                                          GLOBAL NUTECH, INC.


Date: April 15, 2011                      By: /s/ E. G. Marchi
                                              ----------------------------------
                                              E. G. Marchi
                                              President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 15, 2011                      By: /s/ E. G. Marchi
                                              ----------------------------------
                                              E. G. Marchi
                                              President, Chief Financial Officer
                                              and Director
                                              (Principal Executive Officer)
                                              (Principal Accounting Officer)


Date: April 15, 2011                      By: /s/ Sean Stanowski
                                              ----------------------------------
                                              Sean Stanowski
                                              Director