Form 10-Q
period 2011-03-31
GLOBAL NUTECH, INC.
filed 2011-05-16
CIK 1429627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2011

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

Large accelerated filer [ ]                        Accelerated filed [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 11, 2011, the Issuer had 514,287,619 Shares of Common Stock outstanding.

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

                               Global NuTech, Inc.
                       (Formerly known as Bio-Clean, Inc.
                          (A Development Stage Company)

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Balance Sheets as of March 31, 2011 (Unaudited) and
         December 31, 2010 (Audited)                                           3

         Statements of Operations for the three-month ended
         March 31, 2011 and 2010, and from May 22, 2007 (Inception)
         through March 31, 2011 (Unaudited)                                    4

         Statements of Cash Flows as of March 31, 2011 and 2010, and from
         May 22, 2007 (Inception) through March 31, 2011 (Unaudited)           5

         Notes to the Financial Statements (Unaudited)                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 1A. Risk Factors                                                         15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  (Removed and Reserved)                                               16

Item 5.  Other Information                                                    16

Item 6.  Exhibits                                                             16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       Global NuTech, Inc. and Subsidiary
                       (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,            December 31,
                                                                                      2011                   2010
                                                                                  ------------           ------------
                                                                                  (Unaudited)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                       $        941           $        989
                                                                                  ------------           ------------
Total Current Assets                                                                       941                    989
                                                                                  ------------           ------------

Total Assets                                                                      $        941           $        989
                                                                                  ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued expenses                                                                $     27,943           $      1,266
  Advance from related parties                                                         149,886                122,559
  Note payable to related party - current portion                                        8,913                 29,956
                                                                                  ------------           ------------
Total Current Liabilities                                                              186,742                153,781
                                                                                  ------------           ------------
Notes payable                                                                           20,000                 20,000
                                                                                  ------------           ------------

Total Liabilities                                                                      206,742                173,781
                                                                                  ------------           ------------
Stockholders' Deficit
  Capital stock:
    Preferred Stock, $0.00001 par value, 100,000,000 shares authorized:
    Preferred Stock, Series A, $0.00001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2011 and
     December 31, 2010, respectively                                                        --                     --
    Preferred Stock, Series B, $0.00001 par value, 250,000 shares authorized;
     0 shares issued and outstanding at March 31, 2011 and
     December 31, 2010, respectively                                                        --                     --
    Preferred Stock, Series C, $0.00001 par value, 80,000 shares authorized;
     20,000 shares issued and outstanding at March 31, 2011 and
     December 31, 2010,  respectively                                                       --                     --
    Common Stock, $0.00001 par value, 1,400,000,000 shares authorized;
     514,287,619 and 188,810,000 shares issued and outstanding at
     March 31, 2011 and December 31, 2010, respectively                                  2,889                  1,889
    Additional Paid in Capital                                                       1,490,004              1,271,111
    Deficit accumulated during the development stage                                (1,698,694)            (1,445,792)
                                                                                  ------------           ------------
Total Stockholders' Deficit                                                           (205,801)              (172,792)
                                                                                  ------------           ------------

Total Liabilities and Stockholders' Deficit                                       $        941           $        989
                                                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                       Global NuTech, Inc. and Subsidiary
                       (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                              Cumulative From
                                                                                               May 22, 2007
                                                 For The Three Months Ended March 31,         (Inception) to
                                                 -----------------------------------             March 31,
                                                     2011                   2010                   2011
                                                 ------------           ------------           ------------
Revenues                                         $         --           $         --           $         --
                                                 ------------           ------------           ------------
Operating Expenses
  General and administrative                           99,975                 21,258                955,500
  Compensation to officer for services                151,250                     --                163,250
                                                 ------------           ------------           ------------
      Total Operating Expenses                        251,225                 21,258              1,118,750

Other (Income) Expenses
  Interest expense                                        877                     --                  1,344
  Impairment of investment in joint ventures               --                     --                577,000
                                                 ------------           ------------           ------------
                                                          877                     --                578,344

Loss from operations before income taxes             (252,102)               (21,258)            (1,697,094)

Provision for income taxes                                800                     --                  1,600
                                                 ------------           ------------           ------------

Net Loss                                         $   (252,902)          $    (21,258)          $ (1,698,694)
                                                 ============           ============           ============

Net loss per share - basic and diluted           $      (0.00)          $      (0.00)
                                                 ============           ============
Weighted average number of common
 shares outstanding                               319,360,150             81,810,000
                                                 ============           ============


   The accompanying notes are an integral part of these financial statements.

                       Global NuTech, Inc. and Subsidiary
                       (Formerly Known as Bio-Clean, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Cumulative From
                                                                                                        May 22, 2007
                                                           For The Three Months Ended March 31,        (Inception) to
                                                           -----------------------------------            March 31,
                                                               2011                   2010                  2011
                                                           ------------           ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Reconciliation of net loss to net cash
   used in operating activities:
     Net loss                                              $   (252,902)          $    (21,258)         $ (1,698,694)
     Issuance of stock to officers for services                  86,250                     --                98,250
     Impairment of stock issued for joint ventures                   --                     --               577,000
     Issuance of stock to consultants for services              112,800                     --               742,800
  (Increase) decrease in current assets and liabilities:
     Increase (decrease) in accrued expenses                     26,477                 21,258                27,744
     Increase in advances from related party                     27,327                     --               179,841
                                                           ------------           ------------          ------------
Net cash used in operating activities                               (48)                    --               (73,059)
                                                           ------------           ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                     --                    --
                                                           ------------           ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from notes payable                                   --                     --                20,000
  Cash proceeds from sale of common stock                            --                     --                54,000
                                                           ------------           ------------          ------------
Net cash provided by financing activities                            --                     --                74,000
                                                           ------------           ------------          ------------

Net increase (decrease) in cash and cash equivalents                (48)                    --                   941

Cash and cash equivalents - beginning of the period                 989                     --                    --
                                                           ------------           ------------          ------------

Cash and cash equivalents - end of the period              $        941           $         --          $        941
                                                           ============           ============          ============
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                 $         --           $         --          $         --
                                                           ============           ============          ============
  Income taxes                                             $         --           $         --          $         --
                                                           ============           ============          ============

SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Conversion of debt to Note Payable                       $         --           $         --          $     29,756
                                                           ============           ============          ============
  Conversion of note payable to common stock               $     20,843           $         --          $     20,843
                                                           ============           ============          ============


   The accompanying notes are an integral part of these financial statements.

                       GLOBAL NUTECH, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2011
                                   (Unaudited)


1. ORGANIZATION AND BUSINESS OPERATIONS

Global NuTech, Inc., formerly Bio-Clean, Inc., ("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007. In September 2010, the Company changed its name to Global NuTech, Inc. In September 2009, the Company effectuated a nine for one forward stock split of its common stock. The Company is in the development stage as defined under Development Stage Enterprises (ASC 15). From it's inception, the Company has been engaged in the marketing and distribution of various products. Initially, the Company was involved with the marketing and distribution of beauty products in North America. In the fall of 2010, the Company shifted it's focus to the marketing and sales of dietary supplements for both humans and animals. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 22, 2007 through March 31, 2011, the Company has accumulated losses of $1,698,694.

On September 15, 2010, the Company acquired 100% ownership interest in E-Clean Acquisitions Corporation ("EAC"), a Nevada corporation for an investment of $100. The purpose of acquisition of EAC was for this wholly-owned entity to acquire other entities or enter into joint venture business partnerships.

GOING CONCERN
The Company's consolidated financial statements are prepared using the accrual method of accounting and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,698,694 as of March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and or private placement of common stock.

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

The Company's financial instruments consist principally of cash, amounts receivable, accounts payable and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

COMPREHENSIVE LOSS
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at March 31, 2011 and 2010, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS
We have reviewed all the recent accounting pronouncements through ASU 2010-19 and do not believe any of these pronouncements will have a material impact on the Company.

3. INVESTMENT IN SUBSIDIARY

On September 15, 2010, the Company acquired 100% ownership interest in EClean Acquisition Corporation (EAC) from an officer of the Company for a consideration of $100. EAC had no assets, no liabilities and accumulated loss of $100. On February 22, 2011, the Company issued 225,500,000 shares of its common stock to EAC for acquisition of business entities. EAC did not make any acquisitions and held the shares issued as of March 31, 2011.

4. INVESTMENT IN JOINT VENTURES AND IMPAIRMENT

On September 29, 2010, the Company's wholly-owned subsidiary EAC entered into an agreement to invest in a Joint Venture ("JV") with Robert Kavanaugh d/b/a Biotec Foods, a/k/a Agrigenic Food Company ("Agrigenic"). Both the parties mutually agreed to amend the closing date of the JV to October 8, 2010. Under the terms of the JV, EAC will provide marketing, distribution and sales for Agrigenic, including its lines of dietary supplements for humans and animals for a period of ten years. Pursuant to the terms of the JV, net profits will be divided 60% to Agrigenic and 40% to EAC. On October 8, 2010, the Company issued 50,000,000 restricted shares of its common stock valued at $325,000 pursuant to Rule 144 restrictions of the Securities and Exchange Act of 1933, for EAC's 40% share of investment in the JV. At December 31, 2010, the Company recorded an impairment of $325,000 in its financial statements for its investment in the JV. As of March 31, 2011, the business activities in the JV have not started and it is not known to both the parties when the JV is expected to start their business operations.

On October 31, 2010, the Company's wholly owned subsidiary EAC entered into a Joint Venture Agreement with HIGA Corporation ("HIGA") for a ten year term. Under the Joint Venture Agreement, the Company will provide marketing, distribution and sales for HIGA, including various rubber products, both generic in design and custom designed for specific product specifications. Net profits of the Joint Venture will be divided 80% to HIGA and 20% to the Company. On November 30, 2010, the Company issued 36,000,000 shares of its restricted common stock valued at $252,000 for EAC's 20% investment in the Joint Venture as provided for in the Joint Venture Agreement. At December 31, 2010, the Company recorded an impairment of $252,000 in its financial statements for its investment in the joint venture. As of March 31, 2011, the business activities of the joint venture have not started and it is not known to both the parties when the joint venture is expected to start its business operations.

5. RELATED PARTY TRANSACTIONS

A related party paid Company's obligations to vendors amounting to $149,886 to fund its operations as of March 31, 2011. Advances from related parties of $149,886 and $122,559, are due on demand, non-interest bearing and unsecured, and are recorded as a current liability in the accompanying financial statements as of March 31, 2011 and December 31, 2011, respectively.

On September 15, 2010, the Company acquired 100% of ownership interest in EAC from an officer of the Company for $100. The Company has recorded $100 as payable to related party in the accompanying financial statements as of March 31, 2011and December 31, 2010.

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

On November 22, 2010, the Company issued a promissory note in exchange of loans made by a related party amounting to $29,756. The terms and provisions of the promissory note allowed for the related party to demand payment of this note, in its sole discretion, in the form of cash or shares of common stock of the Company to cancel all or part of the principal amount of the note. Upon the related party's election to receive payments on the note in the form of shares of Company's common stock, the number of shares called for to be issued at any one time is to be determined by dividing the unpaid principal balance and accrued interest thereon, of the outstanding indebtedness, by a factor of $0.0003, subject to a limitation that at no time will this provision result in any holder of this note being issued or holding more than 4.99% of the total number of shares of the Company's common stock which shall be issued and outstanding at the time of such conversion and exchanges. During the three months ended March 31, 2011, the related party converted $20,843 of the promissory note into 69,477,619 common shares. The Company recorded an interest expense of $477 on the promissory note as of March 31, 2011. The principal balance due on the promissory note amounted to $8,913 and interest accrued on the promissory note amounted to $795 as of March 31, 2011.

The Company sub-leases its office facilities under a non-cancellable lease from a related party starting January 1, 2010. The sub-lease term expires on July 1, 2011. Monthly rent of the sub-lease was $780 per month for the nine months ended September 30, 2010. Monthly rent increased to $2,030 per month starting October 1, 2010 due to the Company sub-leasing additional office space from the related party. Rent expense from related party recorded in the accompanying financial statements for the three months ended March 31, 2011 and 2010 amounted to $6,090 and $2,340, respectively. Future minimum sub-lease of rent payment commitment for the year ended December 31, 2011 amounted to $6,090.

6. CONVERTIBLE NOTES PAYABLE

On November 2, 2010, the Company executed a convertible promissory note for $10,000 with 8% interest per annum, payable quarterly after the first year, such principal and interest all due and payable at the end of three (3) years from date hereof. The Company granted the Holder full recourse. The option granted by the Company to Holder, as additional consideration for said value received, is that the repayment for funds provided by Holder shall, at the sole election of Holder, be made in whole or in part at any time at Holder's discretion, in the form of shares of common stock of the Company in lieu of cash payments due; restricted under SEC Rule 144, but granting the Holder piggy back registration rights to have the Company include such shares for resale on any future registration of common stock of the Company, including but not limited to Regulation A. Upon election and notification by Holder, the Company shall cancel principal and interest payments due and convert such amounts to common restricted shares of Holder at a set conversion price; such conversion price for cancellation of amounts of payment for principal and interest due as described hereunder is set at a price per share reflecting a 20% discount from the average closing bid price for trading of such common shares for the previous ten business day period; however, at no time will this provision result in Holder being issued or holding more than a limit of 5% of the Company's issued and outstanding total common shares at the time of such conversions. The Company recorded an interest expense of $200 for the three month period ended March 31, 2011. The principal balance outstanding on the convertible note payable and accrued interest payable at March 31, 2011 was $10,000 and $312, respectively.

On December 22, 2010, the Company executed a convertible promissory note for $10,000 with 8% interest per annum, payable quarterly after the first year, such principal and interest all due and payable at the end of three (3) years from date hereof. The Company granted the Holder full recourse. This option granted by the Company to Holder, as additional consideration for said value received, is that the repayment for funds provided by Holder shall, at the sole election of Holder, be made in whole or in part at any time at Holder's discretion, in the form of shares of common stock of the Company in lieu of cash payments due; restricted under SEC Rule 144, but granting the Holder piggy back registration rights to have the Company include such shares for resale on any future registration of common stock of the Company, including but not limited to Regulation A. Upon election and notification by Holder, the Company shall cancel principal and interest payments due and convert such amounts to common restricted shares of Holder at a set conversion price; such conversion price for cancellation of amounts of payment for principal and interest due as described hereunder is set at a price per share reflecting a 20% discount from the average closing bid price for trading of such common shares for the previous ten business day period; however, at no time will this provision result in Holder being issued or holding more than a limit of 5% of the Company's issued and outstanding total common shares at the time of such conversions. The Company recorded an interest expense of $200 for the three months ended March 31, 2011. The principal balance outstanding on the convertible note payable and accrued interest payable at March 31, 2011 was $10,000 and $237, respectively.

7. COMMITMENTS AND CONTINGENCIES

A securities lawyer claims that the prior control group of the Company contracted with him on behalf of the Company to perform securities legal work during the year ended December 31, 2009. The attorney claims he was paid $15,000 and is still owed $3,000. However, the attorney has not provided the new control group with a contract obligating the Company to pay. Accordingly, neither the $18,000 of expense, nor the $3,000 in liability, has been reflected in the Company's financial statements as of March 31, 2011 and December 31, 2010, respectively.

8. STOCKHOLDERS' EQUITY

The authorized capital of the Company as of March 31, 2011 consists of (a) 100,000,000 preferred shares with a par value of $0.00001 per share, of which 5,000,000 shares are designated as Series A preferred shares with a par value of $0.00001; 250,000 shares are designated as Series B preferred shares with a par value of $0.00001; and 80,000 shares are designated as Series C preferred shares with a par value of $0.00001, and (b) 1,400,000,000 common shares with a par value of $0.00001 per share.

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

During the three months ended March 31, 2011, the Company issued (a) 9,500,000 shares of its common stock to consultants for services, valued at $54,150, (b) 12,500,000 shares of its common stock to officers and directors as compensation for services, valued at $86,250, (c) 8,500,000 shares of its common stock to independent contractors for services valued at $58,650, (d) 225,500,000 shares of its common stock to its wholly owned subsidiary E Clean Acquisition Corporation valued at $1,555,950 for acquisition of business entities, and (e) 69,477,619 shares of common stock to satisfy indebtedness of $20,843 towards a related party promissory note of $29,956 dated November 22, 2010.

In September 2009, the Company forward-split its common shares 9 for 1. As of March 31, 2011 and December 31, 2010, the Company had 514,287,619 and 188,810,000 shares of common stock outstanding taking into effect of the forward-split of its common shares 9 for 1.

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

As of March 31, 2011, 20,000 shares of preferred stock Series C remain outstanding.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 10, 2011, the date which the financial statements were available to be issued.

On May 5, 2011, the Company issued a news release concerning the cancellation of its joint venture with HIGA Corporation effective May 9, 2011. As a part of the restructuring of the Company's business opportunities, this will result in the cancellation of 36 million shares of common stock previously issued to the joint venture will be returned to the Company and treated as treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect," and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our," "Global NuTech," and the "Company" refer to Global NuTech, Inc., formerly known as Bio-Clean, Inc. and Nature of Beauty, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

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

The summarized financial data is derived from and should be read in conjunction with our unaudited financial statements for the three-month period ended March 31, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

THREE-MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2010.

Our net loss for the three-month period ended March 31, 2011 was $252,902 compared to a net loss of $21,258 during the same comparable period in 2010. During the three-month period ended March 31, 2011, we did not generate any revenue.

During the three-month period ended March 31, 2011, we incurred general and administrative expenses of $99,975 as compared to $21,258 incurred during the same comparable period in 2010. General and administrative expenses incurred during the three-month period ended March 31, 2011, primarily related to corporate overhead, financial and administrative contracted services such as legal, professional, accounting and audit fees.

During the three-month period ended March 31, 2011, we incurred compensation to officers for services of $151,250 compared to no compensation paid to officers for services during the same comparable period in 2010.

Our net loss during the three-month period ended March 31, 2011 was $252,902 or $0.00 per share compared to a net loss of $21,258 or $0.00 per share for the comparable period in 2010. Our cumulative loss from May 22, 2007 (inception) to March 31, 2011 amounted to $1,698,694. The weighted average number of common shares outstanding was 319,360,150 and 81,810,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED MARCH 31, 2011

As of March 31, 2011, our current assets were $941 and our current liabilities were $186,742, which resulted in negative working capital of $185,801 as compared to negative working capital of $152,792 at December 31, 2010.

At March 31, 2011, current liabilities comprised of accrued expenses of $27,943, a note payable of $8,913 and advances from related parties of $149,886 for a total of $186,742 as compared to $153,781 in current liabilities at December 31, 2010. The increase in current liabilities during the three-month period ended March 31, 2011 from December 31, 2010 was primarily due to advances from a related party for payment of corporate and administrative overhead of the Company.

Stockholders' equity decreased from a capital deficiency of $172,792 at December 31, 2010 to capital deficiency of $205,801 at March 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used by operating activities for the three-month period ended March 31, 2011 amounted to $48 due to issuances of common stock for services rendered by officers and third parties totaling $199,050 and advancements made by a related party for administrative expenses totaling $27,327.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

We had no cash flows from investing activities and financing activities during the three-month period ended March 31, 2011.

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

MATERIAL COMMITMENTS

As of March 31, 2011, we had no material commitments.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A. RISKS FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 22, 2011, the Company issued 10,000,000 shares of its common stock to E. G. Marchi, our President, and 2,500,000 to Sean Stanowski, our Secretary, as compensation for services rendered. On February 22, 2011, the Company issued 225,500,000 shares to its wholly owned subsidiary, E-Clean Acquisitions, Inc. This stock was issued to allow the subsidiary entity to enter into and close acquisitions of other business entities on behalf of the Company. During the quarter ended March 31, 2011, the Company issued an aggregate of 18,000,000 shares of its common stock to unrelated third parties for services rendered to the Company. During the quarter ended March 31, 2011, the Company issued an aggregate of 69,477,619 shares of its common stock upon conversion of $20,843 of the Promissory Note dated November 22, 2011 with an original principal balance of $29,956. All of the shares of common stock were issued pursuant an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On May 3, 2011, the Company announced that it had made a decision to focus its business on the Technology and Energy markets and to undergo a major capital restructuring of various joint venture entered into by its wholly owned subsidiary, E-Clean Acquisitions, Inc. which will result in a cancellation of approximately 350,000,000 shares of its common stock currently outstanding. In connection with this restructuring, on May 5, 2011, the Company announced that its joint venture with HIGA Corporation would be cancelled and 36,000,000 shares of the Company's common stock issued to the joint venture would be returned to the Company and treated as treasury stock.

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

                                       GLOBAL NUTECH, INC.


Date: May 13, 2011                     By: /s/ E. G. Marchi
                                           -------------------------------------
                                           E. G. Marchi
                                           President