Form 10-Q
period 2011-06-30
GLOBAL NUTECH, INC.
filed 2011-08-16
CIK 1429627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period year ended June 30, 2011

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to  _____

COMMISSION FILE NUMBER: 333-149857

GLOBAL NUTECH, INC.
(Name of small business issuer in its charter)

Nevada	26-0338889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5412 Bolsa Avenue, Suite D
Huntington Beach, CA	92649
(Address of principal executive offices)	(Zip Code)

(714) 373-1930
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	None.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.00001 Par Value Per Share.

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, an “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.”

Large accelerated filer ☐	Accelerated filed ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 12, 2011, the Issuer had 283,473,065 Shares of Common Stock outstanding.

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

Global NuTech, Inc.
(Formerly known as Bio-Clean, Inc.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Global NuTech, Inc. and Subsidiary
(Formerly Known as Bio-Clean, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$877	$989
Total Current Assets	877	989

Total Assets	$877	$989

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$41,543	$1,266
Advance from related parties	120,082	122,559
Note payable to related party - current portion	41,969	29,956
Total Current Liabilities	203,594	153,781

Notes payable	20,000	20,000

Total Liabilities	223,594	173,781

Stockholders' Deficit
Capital stock:
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized:
Preferred Stock, Series A, $0.00001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred Stock, Series B, $0.00001 par value, 250,000 shares authorized; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred Stock, Series C, $0.00001 par value, 80,000 shares authorized; 20,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common Stock, $0.00001 par value, 1,400,000,000 shares authorized; 495,287,619 and 188,810,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,699	1,889
Additional Paid in Capital	1,510,294	1,271,111
Deficit accumulated during the development stage	(1,735,710)	(1,445,792)
Total Stockholders' Deficit	(222,717)	(172,792)

Total Liabilities and Stockholders' Deficit	$877	$989

The accompanying notes are an integral part of these unaudited financial statements.

Global NuTech, Inc. and Subsidiary
(Formerly Known as Bio-Clean, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,		Cummulative From May 22, 2007 (Inception) to June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-
			-	-	-
Operating Expenses
General and administrative	30,917	12,072	130,892	33,330	986,417
Compensation to officer for services	5,000	-	156,250	-	168,250
Total Operating Expenses	35,917	12,072	287,142	33,330	1,154,667

Other (Income) Expenses:
Interest expense	1,099	-	1,976	-	2,443
Impairment of investment in joint ventures	-	-	-	-	577,000
	1,099	-	1,976	-	579,443

Loss from operations before income taxes	(37,016)	(12,072)	(289,118)	(33,330)	(1,734,110)

Provision for income taxes	-	-	800	-	1,600

Net Loss	$(37,016)	$(12,072)	$(289,918)	$(33,330)	$(1,735,710)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares outstanding	515,848,059	81,810,000	418,146,889	81,810,000

The accompanying notes are an integral part of these unaudited financial statements.

Global NuTech, Inc. and Subsidiary
(Formerly Known as Bio-Clean, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,		Cummulative From May 22, 2007 (Inception) to June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(289,918)	$(33,330)	$(1,735,710)
Issuance of stock to officers for services	86,250	-	98,250
Impairment of stock issued for joint ventures	-	-	577,000
Issuance of stock to consultants and employees for services	112,800	-	742,800
(Increase) decrease in current assets and liabilities:
Increase (decrease) in accrued expenses	40,277	1,332	41,544
Increase in advances from related party	50,479	33,191	202,993
Net cash used in operating activities	(112)	1,193	(73,123)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from notes payable	-	-	20,000
Cash proceeds from sale of common stock	-	-	54,000
Net cash provided by financing activities	-	-	74,000

Net increase (decrease) in cash and cash equivalents	(112)	1,193	877

Cash and cash equivalents - beginning of the period	989	-	-

Cash and cash equivalents - end of the period	$877	$1,193	$877

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of advances to demand note payable	$40,943	$-	$40,943
Conversion of demand note payable to common stock	$40,943	$-	$40,943

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL NUTECH, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

1.  ORGANIZATION AND BUSINESS OPERATIONS

Global NuTech, Inc., formerly Bio-Clean, Inc., ("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007. In September 2010, the Company changed its name to Global NuTech, Inc. In September 2009, the Company effectuated a nine for one forward stock split of its common stock. The Company is in the development stage as defined under Development Stage Enterprises (ASC 915) and its efforts are primarily devoted in marketing and distributing of various products. Initially, the Company was involved with the marketing and distribution of beauty products in North America. In the fall of 2010, the Company shifted its focus to the marketing and sales of dietary supplements for both humans and animals and then moved on to products related to exploration, production and distribution of oil and gas. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 22, 2007 through June 30, 2011, the Company has accumulated losses of $1,735,710.

On September 15, 2010, the Company acquired 100% ownership interest in E-Clean Acquisitions Corporation (“EAC”), a Nevada corporation for an investment of $100. On May 18, 2011, the Company acquired 100% interest in NuTech Energy, Inc. (“NuTech”), a Nevada corporation for an investment of $100. The purpose of acquisitions of EAC and NuTech was for these wholly-owned entities to acquire other entities or enter into joint venture business partnerships.

Going Concern
The Company's consolidated financial statements are prepared using the accrual method of accounting and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,735,710 as of June 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Global NuTech, Inc. and its wholly-owned subsidiaries E-Clean Acquisitions Corporation and NuTech Energy, Inc.  All material intercompany transactions have been eliminated in the consolidation.

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

Fair Value of Financial Instruments and fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accrued expenses and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Stock-based Compensation
In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at June 30, 2011 and 2010, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

Recent Accounting Pronouncements
We have reviewed all the recent accounting pronouncements through ASU 2011-07 and do not believe any of these pronouncements will have a material impact on the Company.

3. INVESTMENT IN SUBSIDIARIES

On September 15, 2010, the Company acquired 100% ownership interest in EClean Acquisition Corporation (EAC) from an officer of the Company for a consideration of $100. EAC had no assets, no liabilities and accumulated loss of $100. On February 22, 2011, the Company issued 225,500,000 shares of its common stock to EAC for acquisition of business entities. EAC did not make any acquisitions and held the shares issued as of June 30, 2011.

On May 18, 2011, the Company acquired 100% ownership interest in NuTech Energy, Inc. (“NuTech”) from an officer of the Company for a consideration of $100. NuTech had no assets, no liabilities and accumulated loss of $100. NuTech did not engage into any operations as of June 30, 2011.

4. INVESTMENT IN JOINT VENTURES AND IMPAIRMENT

On September 29, 2010, the Company’s wholly-owned subsidiary EAC entered into an agreement to invest in a Joint Venture (“JV”) with Robert Kavanaugh d/b/a Biotec Foods, a/k/a Agrigenic Food Company (“Agrigenic”). Both the parties mutually agreed to amend the closing date of the JV to October 8, 2010. Under the terms of the JV, EAC was to provide marketing, distribution and sales for Agrigenic, including its lines of dietary supplements for humans and animals for a period of ten years. Pursuant to the terms of the JV, net profits will be divided 60% to Agrigenic and 40% to EAC. On October 8, 2010, the Company issued 50,000,000 restricted shares of its common stock valued at $325,000 pursuant to Rule 144 restrictions of the Securities and Exchange Act of 1933, for EAC’s 40% share of investment in the JV. At December 31, 2010, the Company recorded an impairment of $325,000 in its financial statements for its investment in the JV. On May 18, 2011, both the parties mutually agreed to terminate their relationship and dissolve the JV as a part of the restructuring of the Company's business opportunities. Pursuant to the terms of the settlement agreement, the Company received back and cancelled the previously issued 50,000,000 shares of its restricted common stock as of June 30, 2011.

On October 31, 2010, the Company's wholly owned subsidiary EAC entered into a Joint Venture Agreement with HIGA Corporation ("HIGA") for a ten year term. Under the Joint Venture Agreement, the Company was to provide marketing, distribution and sales for HIGA, including various rubber products, both generic in design and custom designed for specific product specifications. Net profits of the Joint Venture will be divided 80% to HIGA and 20% to the Company. On November 30, 2010, the Company issued 36,000,000 shares of its restricted common stock valued at $252,000 for EAC’s 20% investment in the Joint Venture as provided for in the Joint Venture Agreement. At December 31, 2010, the Company recorded an impairment of $252,000 in its financial statements for its investment in the joint venture. On May 9, 2011, both the parties mutually agreed to terminate their relationship and dissolve the JV as a part of the restructuring of the Company's business opportunities. Pursuant to the terms of the settlement agreement, the Company received back and cancelled the previously issued 36,000,000 shares of its restricted common stock as of June 30, 2011.

As of June 30, 2011, the Company did not have any investments in any joint ventures.

5. RELATED PARTY TRANSACTONS

A related party paid Company’s obligations to vendors amounting to $120,082 to fund its operations as of June 30, 2011. Advances from related parties of $120,082 and $122,559, are due on demand, non-interest bearing and unsecured, and are recorded as a current liability in the accompanying financial statements as of June 30, 2011 and December 31, 2011, respectively.

On September 15, 2010, the Company acquired 100% of ownership interest in EAC from an officer of the Company for $100.  The Company has recorded $100 as payable to related party in the accompanying financial statements as of June 30, 2011and December 31, 2010. The payable is eliminated in the consolidation of the financial statements.

On May 18, 2011, the Company acquired 100% ownership interest in NuTech from an officer of the Company for $100. The Company has recorded $100 as payable to related party in the accompanying financial statements as of June 30, 2011. The payable is eliminated in the consolidation of the financial statements.

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

On November 22, 2010, the Company issued a promissory note in exchange of loans made by a related party amounting to $29,756. The terms and provisions of the promissory note allowed for the related party to demand payment of this note, in its sole discretion, in the form of cash or shares of common stock of the Company to cancel all or part of the principal amount of the note. Upon the related party’s election to receive payments on the note in the form of shares of Company’s common stock, the number of shares called for to be issued at any one time is to be determined by dividing the unpaid principal balance and accrued interest thereon, of the outstanding indebtedness, by a factor of $0.0003, subject to a limitation that at no time will this provision result in any holder of this note being issued or holding more than 4.99% of the total number of shares of the Company’s common stock which shall be issued and outstanding at the time of such conversion and exchanges. During the six months ended June 30, 2011, the related party converted all of $29,756 of the promissory note into 99,186,666 common shares. The Company recorded an interest expense of $477 for the six months ended as of June 30, 2011. The principal balance due on the promissory note amounted to $0 at June 30, 2011.

On April 26, 2011, the Company issued a promissory note in exchange of loans made by a related party amounting to $53,156 as of September 30, 2010. The terms and provisions of the promissory note allowed for the related party to demand payment of this note, in its sole discretion, in the form of cash or shares of common stock of the Company to cancel all or part of the principal amount of the note. Upon the related party’s election to receive payments on the note in the form of shares of Company’s common stock, the number of shares called for to be issued at any one time is to be determined by dividing the unpaid principal balance and accrued interest thereon, of the outstanding indebtedness, by a factor of $0.0003, subject to a limitation that at no time will this provision result in any holder of this note being issued or holding more than 4.99% of the total number of shares of the Company’s common stock which shall be issued and outstanding at the time of such conversion and exchanges. During the three months ended June 30, 2011, the related party converted $11,187 of the promissory note into 37,290,967 common shares. The Company recorded an interest expense of $699 on the promissory note as of June 30, 2011. The principal balance due on the promissory note amounted to $41,969 and interest accrued on the promissory note amounted to $699 as of June 30, 2011.

The Company sub-leases its office facilities under a non-cancellable lease from a related party starting January 1, 2010. The sub-lease term expires on July 1, 2011. Monthly rent of the sub-lease was $780 per month for the nine months ended September 30, 2010. Monthly rent increased to $2,030 per month starting October 1, 2010 due to the Company sub-leasing additional office space from the related party. Rent expense from related party recorded in the accompanying financial statements for the three months and six months ended June 30, 2011 and 2010 amounted to $6,090 and $15,680 and $2,340 and $4,680, respectively.

6. CONVERTIBLE NOTES PAYABLE

On November 2, 2010, the Company executed a convertible promissory note for $10,000 with 8% interest per annum, payable quarterly after the first year, such principal and interest all due and payable at the end of three (3) years from date hereof. The Company granted the Holder full recourse. The option granted by the Company to Holder, as additional consideration for said value received, is that the repayment for funds provided by Holder shall, at the sole election of Holder, be made in whole or in part at any time at Holder's discretion, in the form of shares of common stock of the Company in lieu of cash payments due; restricted under SEC Rule 144, but granting the Holder piggy back registration rights to have the Company include such shares for resale on any future registration of common stock of the Company, including but not limited to Regulation A. Upon election and notification by Holder, the Company shall cancel principal and interest payments due and convert such amounts to common restricted shares of Holder at a set conversion price; such conversion price for cancellation of amounts of payment for principal and interest due as described hereunder is set at a price per share reflecting a 20% discount from the average closing bid price for trading of such common shares for the previous ten business day period; however, at no time will this provision result in Holder being issued or holding more than a limit of 5% of the Company’s issued and outstanding total common shares at the time of such conversions. The Company recorded an interest expense of $200 and $400 for the three months and six months period ended June 30, 2011. The principal balance outstanding on the convertible note payable and accrued interest payable at June 30, 2011 was $10,000 and $512, respectively.

On December 22, 2010, the Company executed a convertible promissory note for $10,000 with 8% interest per annum, payable quarterly after the first year, such principal and interest all due and payable at the end of three (3) years from date hereof. The Company granted the Holder full recourse. This option granted by the Company to Holder, as additional consideration for said value received, is that the repayment for funds provided by Holder shall, at the sole election of Holder, be made in whole or in part at any time at Holder's discretion, in the form of shares of common stock of the Company in lieu of cash payments due; restricted under SEC Rule 144, but granting the Holder piggy back registration rights to have the Company include such shares for resale on any future registration of common stock of the Company, including but not limited to Regulation A. Upon election and notification by Holder, the Company shall cancel principal and interest payments due and convert such amounts to common restricted shares of Holder at a set conversion price; such conversion price for cancellation of amounts of payment for principal and interest due as described hereunder is set at a price per share reflecting a 20% discount from the average closing bid price for trading of such common shares for the previous ten business day period; however, at no time will this provision result in Holder being issued or holding more than a limit of 5% of the Company’s issued and outstanding total common shares at the time of such conversions. The Company recorded an interest expense of $200 and $400 for the three months and six months period ended June 30, 2011. The principal balance outstanding on the convertible note payable and accrued interest payable at June 30, 2011 was $10,000 and $437, respectively.

7. COMMITMENTS AND CONTINGENCIES

A securities lawyer claims that the prior control group of the Company contracted with him on behalf of the Company to perform securities legal work during the year ended December 31, 2009. The attorney claims he was paid $15,000 by a third party and is still owed $3,000 by the Company. However, the attorney has not provided the new control group with a contract obligating the Company to pay. Accordingly, neither the $18,000 of expense, nor the $3,000 in liability, has been reflected in the Company’s financial statements as of June 30, 2011 and December 31, 2010, respectively.

8. STOCKHOLDERS' EQUITY

The authorized capital of the Company as of June 30, 2011 consists of (a) 100,000,000 preferred shares with a par value of $0.00001 per share, of which 5,000,000 shares are designated as Series A preferred shares with a par value of $0.00001; 250,000 shares are designated as Series B preferred shares with a par value of $0.00001; and 80,000 shares are designated as Series C preferred shares with a par value of $0.00001, and (b) 1,400,000,000 common shares with a par value of $0.00001 per share.

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

On October 8, 2010, the Company issued to Enzyme Bio Sciences LLC 50,000,000 shares of its common stock valued at $325,000 for its 40% share of investment in a joint venture. The shares were issued at a fair value on the date issuance pursuant to the terms of joint venture agreements. On May 18, 2011, the joint venture was dissolved and pursuant to the terms of the mutually agreed settlement, Enzyme Bio Sciences LLC returned 50,000,000 shares of Company’s common stock which were cancelled and considered as authorized shares held for issuance as of June 30, 2011.

On November 30, 2010, the Company issued to HIGA Inc. 36,000,000 shares of its common stock valued at $252,000 for its 20% share of investment. The shares were issued at a fair value on the date issuance pursuant to the terms of joint venture agreements. On May 9, 2011, the joint venture was dissolved and pursuant to the terms of the mutually agreed settlement, HIGA, Inc. returned 36,000,000 shares of Company’s common stock which were cancelled and considered as authorized shares held for issuance as of June 30, 2011.

During the six months ended June 30, 2011, the Company issued (a) 9,500,000 shares of its common stock to consultants for services, valued at $54,150, (b) 12,500,000 shares of its common stock to officers and directors as compensation for services, valued at $86,250, (c) 8,500,000 shares of its common stock to independent contractors for services valued at $58,650, (d) 225,500,000 shares of its common stock to its wholly owned subsidiary E Clean Acquisition Corporation valued at $1,555,950 for acquisition of business entities, (e) 69,477,619 shares of common stock to satisfy indebtedness of $29,756 towards a related party promissory note dated November 22, 2010, (f)  67,000,000 shares of common stock to satisfy indebtedness of $20,100 towards a related party promissory note of $53,156 dated April 26, 2011, and (g) cancellation of 86,000,000 shares of common stock issued for investment in two joint ventures  Enzyme Bio Sciences LLC and HIGA Inc.

In September 2009, the Company forward-split its common shares 9 for 1. As of June 30, 2011 and December 31, 2010, the Company had 495,287,619 and 188,810,000 shares of common stock outstanding taking into effect of the forward-split of its common shares 9 for 1.

Preferred Stock Series C
The Company’s Articles of Incorporation authorize the issuance of 80,000 shares of $0.00001 par value Class C Preferred Stock. Under the Company’s Articles, the Board of Directors has the power, without further action by the holders of the Common Stock, to designate the relative rights and preferences of the preferred stock, and issue the preferred stock in such one or more series as designated by the Board of Directors. The designation of rights and preferences could include preferences as to liquidation, redemption and conversion rights, voting rights, dividends or other preferences, any of which may be dilutive of the interest of the holders of the Common Stock or the Preferred Stock of any other series. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of preferred stock could depress the market price of the Common Stock.

The Series C preferred shares shall not be entitled to receipt of any dividend and the Company’s board of directors shall not declare any dividends in respect of the Series C preferred shares. The holders of Series C preferred shares shall be entitled to convert each whole number of Series C preferred share into 100 shares of common stock issuable upon conversion. The holders of Series C preferred shares and the holders of common stock shall vote together and not as separate classes. For voting purposes, each Series C preferred share shall be counted as 10,000 shares of common stock per one (1) share of Series C preferred stock.  For the purposes of calculating the number of shares to be voted and only for such purpose, the Series C preferred shares shall be deemed not to be subject to any reverse split of the common stock of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series C preferred shares shall have liquidation preference equal to that of the holders of common stock of the Company, and each Series C preferred share shall be counted as 10,000 shares of common stock per one (1) share of Series C preferred share. All shares of Series C preferred stock shall be junior rank to all shares of Series A and Series B preferred shares in respect to all preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company.

The Company shall not effectuate any conversion of any Series C preferred share and no holder of any Series C preferred share shall have the right to convert and Series C preferred share to the extent that after giving effect to such conversion such person (together with such person’s affiliates) (a) would beneficially own in excess of 4.9% of the outstanding shares of the common stock following such conversion and (B) would have acquired, through conversion of any Series C preferred share or otherwise (including without limitation, exercise of any warrant), in excess of 4.9% of the outstanding shares of the common stock following such conversion.

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

As of June 30, 2011, 20,000 shares of preferred stock Series C remain outstanding.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 10, 2011, the date which the financial statements were available to be issued.

On July 19, 2011, the shareholders of record as of the close of business on July 18, 2011 approved a 1-for-300 reverse stock split of the issued and outstanding shares of common stock, such that each three hundred (300) shares of common stock, $0.00001 par value, issued and outstanding immediately prior to the effective date (the “Old Common Stock”) shall be recombined, reclassified and changed into one (1) share of the Company’s common stock, $0.00001 par value (the “New Common Stock”), with any fractional interest rounded up to the nearest whole share provided that, no stockholder of record as of the effective date of the reverse split shall have fewer than one hundred (100) shares of New Common Stock (the “Reverse Stock Split”).

Subsequent to June 30, 2011, the Company rescinded the issuance of 225,500,000 shares of its common stock issued to its wholly-owned subsidiary, E-Clean Acquisitions Corporation.

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

The summarized financial data is derived from and should be read in conjunction with our unaudited financial statements for the six-month period ended June 30, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 COMPARED TO THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010.

During the three-month and six-month periods ended June 30, 2011, we incurred general and administrative expenses of $30,917 and $130,892 as compared to $12,072 and $33,330 incurred during the same comparable periods in 2010, an increase of $18,845 and $97,562, respectively. The increase in general and administrative expenses primarily related to increased corporate overhead, financial and administrative contracted services such as legal, professional, accounting and audit fees., including issuance of restrict common stock to consultants for services rendered.

During the three-month and six-month periods ended June 30, 2011, we incurred expenses relating to compensation to officers for services of $5,000 and $156,260, compared to no compensation paid for services during the same comparable periods in 2010. Compensation paid to officers in common stock amounted to $156,260 for the six months ended June 30, 2011. During the three-month and six-month periods ended June 30, 2011, we incurred interest expense of $1,099 and $1,976 compared to no interest expense during the same comparable periods in 2010.

Our net loss during the three-month and six-month periods ended June 30, 2011 was $37,016 and $289,918, or $0.00 per share for each period, compared to a net loss of $12, 072 and $33,330, or $0.00 per share for each period, for the same comparable periods in 2010. Our cumulative loss from May 22, 2007 (inception) to June 30, 2011 amounted to $1,735,710. The weighted average number of common shares outstanding for the three-month and six-month periods ended June 30, 2011 was 515,848,059 and 418,145,889, compared to 81,810,000 for both the three-month and six-month periods ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED JUNE 30, 2011

As of June 30, 2011, our current assets were $877 and our current liabilities were $203,594, which resulted in negative working capital of $202,717 as compared to negative working capital of $152,792 at December 31, 2010. At June 30, 2011, current liabilities comprised of accrued expenses of $41,543, a note payable of $41,969 and advances from related parties of $120,082 for a total of $203,594 as compared to $153,781 in current liabilities at December 31, 2010. The increase in current liabilities during the six-month period ended June 30,2011 was primarily due to in increase in accrued expenses relating to professional and legal fees and conversion of advance from a related party to a promissory note. Stockholders' equity decreased from a capital deficiency of $172,792 at December 31, 2010 to capital deficiency of $222,717 at June 30, 2011

CASH FLOWS FROM  OPERATING ACTIVITIES
Net cash used in operating activities for the six-month period ended June 30, 2011 amounted to $112 primarily due to a net loss of $289,918 offset by issuance of common stock to officers and consultants for services amounting to $199,050, an increase in accrued expenses of $40,277 and increase in advances from related party for administrative expenses totaling $50,479.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES
We had no cash flows from investing activities and financing activities during the three-month period ended June 30, 2011. We expect that working capital requirements will continue to be funded through loans or the further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

MATERIAL COMMITMENTS

As of June 30, 2011, we had no material commitments.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. This “going concern” issue remains through the period covered by this Quarterly Report. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A.             RISKS FACTORS.

Not applicable.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2011, the Company issued an aggregate of 29,709,047 shares of its common stock upon conversion of $8,913 of the Promissory Note dated November 22, 2010 with an original principal balance of $29,956.  The Company also issued an aggregate of 37,290,967 shares of its common stock to satisfy indebtedness of $11,187 towards a Promissory Note of $53,156, dated April 26, 2011. All of the shares of common stock were issued pursuant an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                (REMOVED AND RESERVED).

ITEM 5.                OTHER INFORMATION.

On May 3, 2011, the Company announced that it had made a decision to focus its business on the Technology and Energy markets and to undergo a major capital restructuring of various joint venture entered into by its wholly owned subsidiary, E-Clean Acquisitions, Inc. which will result in a cancellation of approximately 350,000,000 shares of its common stock currently outstanding. In connection with this restructuring, on May 5, 2011, the Company announced that its joint venture with HIGA Corporation would be canceled and 36,000,000 shares of the Company’s common stock issued to the joint venture would be returned to the Company and treated as treasury stock.  Subsequently, on May 18, 2011, the Company announced that its joint venture with Agrigenic Food Company would be canceled and 50,000,000 shares of the Company's common stock issued to the joint venture would be returned to the Company and treated as treasury stock.  Both of these cancellations were completed prior to June 30, 2011.  Subsequent to June 30, 2011, the Company rescinded the issuance of 225,500,000 shares of its common stock issued to its wholly-owned subsidiary, E-Clean Acquisitions Corporation.

On July 19, 2011, the shareholders of record at the close of business on July 18, 2011, approved a 1-for-300 reverse split of the issued and outstanding share of common stock, such that each three hundred (300) shares of common stock, $0.00001 par value, issued and outstanding immediately prior to the effective date (the”Old Common Stock”) shall be recombined, reclassified and changed into one (1) share of the Company's common stock, $0.00001 par value (the “New Common Stock”), with any fractional interest rounded up to the nearest whole share provided, that no stockholder of record as of the effective date of the reverse split shall have fewer than one hundred (100) shares of the New Common Stock (the “Reverse Split”).  The effective date of the Reverse Split is tentatively scheduled for August 22, 2011, subject to regulatory approval.

ITEM 6.                EXHIBITS.

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description of Exhibit	Location

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities & Exchange Commission on March 21, 2008, as subsequently amended.

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Securities & Exchange Commission on March 21, 2008, as subsequently amended.

3.3	Certificate of Amendment to Articles of Incorporation filed with the Nevada Nevada Secretary of State on October 8, 2009.	Incorporated by reference to the Schedule 14C - Definitive Information Statement filed with the Securities & Exchange Commission on October on October September 18, 2009.

3.4	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K filed With the Securities and Exchange Commission on May 17, 2010.

3.5	Certificate of Designation of Series B	Incorporated by reference to Exhibit 3.5 of the
	Convertible Preferred Stock filed with the	Company’s Annual Report on Form 10-K filed
	Nevada Secretary of State on March 29, 2010.	With the Securities and Exchange Commission on
May 17, 2010.

3.6	Certificate of Designation of Series C	Incorporated by reference to Exhibit 3.6 of the
	Convertible Preferred Stock filed with the	Company’s Annual Report on Form 10-K filed
	Nevada Secretary of State on March 29, 2010.	With the Securities and Exchange Commission on
May 17, 2010.

3.7	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on September 2, 2010 (effective October 8, 2010).	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010.

21.1	Subsidiaries.	Included herein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included herein.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included herein.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Included herein.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Included herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL NUTECH, INC.

Date:	August 15, 2011	By:	/s/ E. G. Marchi
E. G. Marchi President