Form 10-Q/A
period 2011-06-30
GLOBAL NUTECH, INC.
filed 2011-09-06
CIK 1429627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 31, 2011, the Issuer had 591,287,619 Shares of Common Stock outstanding.

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

Global NuTech, Inc.
(Formerly known as Bio-Clean, Inc.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Global NuTech, Inc. and Subsidiary
(Formerly Known as Bio-Clean, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$877	$989
Total Current Assets	877	989

Total Assets	$877	$989

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$41,543	$1,266
Advance from related parties	120,082	122,559
Note payable to related party - current portion	41,969	29,956
Total Current Liabilities	203,594	153,781

Notes payable	20,000	20,000

Total Liabilities	223,594	173,781

Stockholders' Deficit
Capital stock:
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized:
Preferred Stock, Series A, $0.00001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred Stock, Series B, $0.00001 par value, 250,000 shares authorized; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred Stock, Series C, $0.00001 par value, 80,000 shares authorized; 20,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common Stock, $0.00001 par value, 1,400,000,000 shares authorized; 581,287,619 and 188,810,000 shares issued at June 30, 2011 and December 31, 2010 (inclusive of Treasury Stock); 355,787,619 shares and 188,810,000 shares outstanding at June 30, 2011 and December 31, 2010, respectively	3,558	1,889
Additional Paid in Capital	1,509,435	1,271,111
Treasury Stock, 225,500,000 shares and 0 shares at June 30, 2011 and December 31, 2010, respectively	-	-
Accumulated deficit during the development stage	(1,735,710)	(1,445,792)
Total Stockholders' Deficit	(222,717)	(172,792)

Total Liabilities and Stockholders' Deficit	$877	$989

The accompanying notes are an integral part of these unaudited financial statements.

Global NuTech, Inc. and Subsidiary
(Formerly Known as Bio-Clean, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,		Cummulative From May 22, 2007 (Inception) to June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-
			-	-	-
Operating Expenses
General and administrative	30,917	12,072	130,892	33,330	986,417
Compensation to officer for services	5,000	-	156,250	-	168,250
Total Operating Expenses	35,917	12,072	287,142	33,330	1,154,667

Other (Income) Expenses:
Interest expense	1,099	-	1,976	-	2,443
Impairment of investment in joint ventures	-	-	-	-	577,000
	1,099	-	1,976	-	579,443

Loss from operations before income taxes	(37,016)	(12,072)	(289,118)	(33,330)	(1,734,110)

Provision for income taxes	-	-	800	-	1,600

Net Loss	$(37,016)	$(12,072)	$(289,918)	$(33,330)	$(1,735,710)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares outstanding	560,045,861	81,810,000	440,367,883	81,810,000

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

4. INVESTMENT IN JOINT VENTURES AND IMPAIRMENT

On September 29, 2010, the Company’s wholly-owned subsidiary EAC entered into an agreement to invest in a Joint Venture (“JV”) with Robert Kavanaugh d/b/a Biotec Foods, a/k/a Agrigenic Food Company (“Agrigenic”). Both the parties mutually agreed to amend the closing date of the JV to October 8, 2010. Under the terms of the JV, EAC was to provide marketing, distribution and sales for Agrigenic, including its lines of dietary supplements for humans and animals for a period of ten years. Pursuant to the terms of the JV, net profits will be divided 60% to Agrigenic and 40% to EAC. On October 8, 2010, the Company issued 50,000,000 restricted shares of its common stock valued at $325,000 pursuant to Rule 144 restrictions of the Securities and Exchange Act of 1933, for EAC’s 40% share of investment in the JV. At December 31, 2010, the Company recorded an impairment of $325,000 in its financial statements for its investment in the JV. On May 18, 2011, both the parties mutually agreed to terminate their relationship and dissolve the JV as a part of the restructuring of the Company's business opportunities. Pursuant to the terms of the settlement agreement, the Company agreed to receive back the previously issued 50,000,000 shares of its restricted common stock, however, such shares remainded issued and outstanding as of June 30, 2011, and have not been cancelled by the Company as of that date.

On October 31, 2010, the Company's wholly owned subsidiary EAC entered into a Joint Venture Agreement with HIGA Corporation ("HIGA") for a ten year term. Under the Joint Venture Agreement, the Company was to provide marketing, distribution and sales for HIGA, including various rubber products, both generic in design and custom designed for specific product specifications. Net profits of the Joint Venture will be divided 80% to HIGA and 20% to the Company. On November 30, 2010, the Company issued 36,000,000 shares of its restricted common stock valued at $252,000 for EAC’s 20% investment in the Joint Venture as provided for in the Joint Venture Agreement. At December 31, 2010, the Company recorded an impairment of $252,000 in its financial statements for its investment in the joint venture. On May 9, 2011, both the parties mutually agreed to terminate their relationship and dissolve the JV as a part of the restructuring of the Company's business opportunities. Pursuant to the terms of the settlement agreement, the Company agreed to receive back the previously issued 36,000,000 shares of its restricted common stock, however, such shares remainded issued and outstanding as of June 30, 2011, and have not been cancelled by the Company as of that date.

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

On October 8, 2010, the Company issued to Enzyme Bio Sciences, LLC 50,000,000 shares of its common stock valued at $325,000 for its 40% share of investment in a joint venture. The shares were issued at a fair value on the date issuance pursuant to the terms of joint venture agreements. On May 18, 2011, the joint venture was dissolved and pursuant to the terms of the mutually agreed settlement, Enzyme Bio Sciences, LLC agreed to return 50,000,000 shares of Company’s common stock to the Company.  Such shares remained issued and outstanding as of June 30, 2011, and have not been cancelled by the Company as of June 30, 2011.

On November 30, 2010, the Company issued to HIGA Inc. 36,000,000 shares of its common stock valued at $252,000 for its 20% share of investment. The shares were issued at a fair value on the date issuance pursuant to the terms of joint venture agreements. On May 9, 2011, the joint venture was dissolved and pursuant to the terms of the mutually agreed settlement, HIGA, Inc. agreed to return 36,000,000 shares of Company’s common stock to the Company.  Such shares remained issued and outstanding as of June 30, 2011, and have not been cancelled by the Company as of June 30, 2011.

During the six months ended June 30, 2011, the Company issued (a) 9,500,000 shares of its common stock to consultants for services, valued at $54,150, (b) 12,500,000 shares of its common stock to officers and directors as compensation for services, valued at $86,250, (c) 8,500,000 shares of its common stock to independent contractors for services valued at $58,650, (d) 225,500,000 shares of its common stock to its wholly-owned subsidiary EAC valued at $1,555,950 for acquisition of business entities, (e) 69,477,619 shares of common stock to satisfy indebtedness of $29,756 towards a related party promissory note dated November 22, 2010, and (f)  67,000,000 shares of common stock to satisfy indebtedness of $20,100 towards a related party promissory note of $53,156 dated April 26, 2011.

In September 2009, the Company forward-split its common shares 9 for 1. As of June 30, 2011 and December 31, 2010, the Company had 581,287,619 shares and 188,810,000 shares of common stock issued  taking into effect of the forward-split of its common shares 9 for 1. The total number of shares issued at June 30, 2011 includes 225,500,000 shares of common stock issued to its wholly-owned subsidiary EAC which are deemed as treasury shares.

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

On July 10, 2011, the Company issued 10,000,000 shares of it's common stock upon conversion of $3,000 of principal of it's promissory note dated April 26, 2011.

On July 15, 2011, the Company received back 36,000,000 shares of its common stock from HIGA Corporation and 50,000,000 shares of common stock from Enzyme Bio Sciences, LLC pursuant to the cancellation of its investments in joint ventures.

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

Our net loss during the three-month and six-month periods ended June 30, 2011 was $37,016 and $289,918, or $0.00 per share for each period, compared to a net loss of $12, 072 and $33,330, or $0.00 per share for each period, for the same comparable periods in 2010. Our cumulative loss from May 22, 2007 (inception) to June 30, 2011 amounted to $1,735,710. The weighted average number of common shares outstanding for the three-month and six-month periods ended June 30, 2011 was 560,045,861 and 440,367,883, compared to 81,810,000 for both the three-month and six-month periods ended June 30, 2010.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued an aggregate of 37,290,967 shares of its common stock to satisfy indebtedness of $11,187 towards a Promissory Note of $53,156, dated April 26, 2011. All of the shares of common stock were issued pursuant an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                (REMOVED AND RESERVED).

ITEM 5.                OTHER INFORMATION.

On May 3, 2011, the Company announced that it had made a decision to focus its business on the Technology and Energy markets and to undergo a major capital restructuring of various joint venture entered into by its wholly- owned subsidiary, E-Clean Acquisitions, Inc. which will result in a cancellation of approximately 350,000,000 shares of its common stock currently outstanding. In connection with this restructuring, on May 5, 2011, the Company announced the cancellation of  its joint venture with HIGA Corporation and agreed to receive back 36,000,000 shares of its common stock issued to the joint venture.  On May 18, 2011, the Company announced the cancellation of  its joint venture with Agrigenic Food Company, and the Company agreed to receive back 50,000,000 shares of its  common stock issued to the joint venture.  The shares represented by both of these transactions remained issued and outstanding as of June 30, 2011.

On July 19, 2011, the shareholders of record at the close of business on July 18, 2011, approved a 1-for-300 reverse split of the issued and outstanding share of common stock, such that each three hundred (300) shares of common stock, $0.00001 par value, issued and outstanding immediately prior to the effective date (the ”Old Common Stock”) shall be recombined, reclassified and changed into one (1) share of the Company's common stock, $0.00001 par value (the “New Common Stock”), with any fractional interest rounded up to the nearest whole share provided, that no stockholder of record as of the effective date of the reverse split shall have fewer than one hundred (100) shares of the New Common Stock (the “Reverse Split”).  The effective date of the Reverse Split was tentatively scheduled for August 22, 2011. The effective date is pending, subject to regulatory approval.

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

GLOBAL NUTECH, INC.

Date:	September 2, 2011	By:	/s/ E. G. Marchi
E. G. Marchi President