Form 10-Q
period 2011-09-30
GLOBAL NUTECH, INC.
filed 2011-11-14
CIK 1429627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period year ended September 30, 2011

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to  _____

COMMISSION FILE NUMBER: 333-149857

GLOBAL NUTECH, INC.
(Name of small business issuer in its charter)

Nevada	26-0338889
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7601 Windwood Dr.
Huntington Beach, CA	92647
(Address of principal executive offices)	(Zip Code)

(714) 373-1930
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	None.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.00001 Par Value Per Share.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2011, the Issuer had 11,055,789 Shares of Common Stock outstanding.

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

Global NuTech, Inc.
(Formerly known as Bio-Clean, Inc.
(A Development Stage Company)

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS	3

Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3

Statements of Operations for the nine-months ended September 30, 2011 and 2010, and from May 22, 2007 (Inception) through September 30, 2011 (Unaudited)	4

Statements of Cash Flows as of September 30, 2011 and 2010, and from May 22, 2007 (Inception) through September 30, 2011 (Unaudited)	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	17

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

Global NuTech, Inc. and Subsidiary
(Formerly Known as Bio-Clean, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$823	$989
Total Current Assets	823	989

Total Assets	$823	$989

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$64,642	$1,266
Advance from related parties	136,128	122,559
Loan payable	10,000	-
Note payable to related party - current portion	38,969	29,956
Total Current Liabilities	249,739	153,781

Notes payable	20,000	20,000

Total Liabilities	269,739	173,781

Commitments and contingencies (Note 8)

Stockholders' Deficit
Capital stock:
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized:
Preferred Stock, Series A, $0.00001 par value, 5,000,000
shares authorized; 0 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	-	-
Preferred Stock, Series B, $0.00001 par value, 250,000
shares authorized; 0 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	-	-
Preferred Stock, Series C, $0.00001 par value, 80,000
shares authorized; 0 shares and 20,000 shares issued and outstanding
at September 30, 2011 and December 31, 2010, respectively	-	-
Common Stock, $0.00001 par value, 1,400,000,000 shares
authorized; 2,055,789 and 629,367 shares issued
at September 30, 2011 and December 31, 2010 (Inclusive of treasury stock); 1,304,122 and 629,367 shares outstanding at September 30, 2011
December 31, 2010, respectively	3,912	1,889
Additional Paid in Capital	1,512,080	1,271,111
Treasury Stock, 751,667 shares and 0 shares issued at
September 30, 2011 and and December 31, 2010, respectively	-	-
Accumulated deficit during the development stage	(1,784,908)	(1,445,792)
Total Stockholders' Deficit	(268,916)	(172,792)

Total Liabilities and Stockholders' Deficit	$823	$989

The accompanying notes are an integral part of these unaudited financial statements.

Global NuTech, Inc. and Subsidiary
(Formerly Known as Bio-Clean, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,		Cummulative From May 22, 2007 (Inception) to September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-
			-	-	-

Operating Expenses
General and administrative	48,099	23,701	178,991	57,132	1,034,516
Compensation to officers for services	-	-	156,250	-	168,250
Total Operating Expenses	48,099	23,701	335,241	57,132	1,202,766

Other (Income) Expenses:
Interest expense	1,099	-	3,076	-	3,543
Impairment of investment in joint ventures	-	-	-	-	577,000
	1,099	-	3,076	-	580,543

Loss from operations before income taxes	(49,198)	(23,701)	(338,316)	(57,132)	(1,783,308)

Provision for income taxes	-	-	800	-	1,600

Net Loss	$(49,198)	$(23,701)	$(339,116)	$(57,132)	$(1,784,908)

Net loss per share - basic and diluted	$(0.03)	$(0.09)	(0.21)	$(0.21)

Weighted average number of common shares issued and outstanding	1,963,942	272,700	1,635,060	272,700

The accompanying notes are an integral part of these unaudited financial statements.

Global NuTech, Inc. and Subsidiary
(Formerly Known as Bio-Clean, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,		Cummulative From May 22, 2007 (Inception) to September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(339,116)	$(57,132)	$(1,784,908)
Issuance of stock to officers for services	86,250	-	98,250
Impairment of stock issued for joint ventures	-	-	577,000
Issuance of stock to consultants and employees for services	112,800	-	742,800
(Increase) decrease in current assets and liabilities:
Increase (decrease) in accrued expenses	63,375	(80)	64,642
Increase in advances from related party	66,525	53,257	219,039
Net cash used in operating activities	(10,166)	(3,955)	(83,177)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from notes payable	-	-	20,000
Cash proceeds from loan payable	10,000		10,000
Cash proceeds from sale of common stock	-	-	54,000
Net cash provided by financing activities	10,000	-	84,000

Net increase (decrease) in cash and cash equivalents	(166)	(3,955)	823

Cash and cash equivalents - beginning of the period	989	-	-

Cash and cash equivalents - end of the period	$823	$(3,955)	$823

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of advances to demand note payable	$43,943	$-	$43,943
Conversion of loan payable to common stock	$-	$-	$-
Conversion of demand note payable to common stock	$40,943	$-	$40,943

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL NUTECH, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

1.  ORGANIZATION AND BUSINESS OPERATIONS

Global NuTech, Inc., formerly Bio-Clean, Inc., ("the Company") was incorporated under the laws of the State of Nevada, U.S. on May 22, 2007. In September 2009, the Company effectuated a nine for one forward stock split of its common stock. In September 2010, the Company changed its name to Global NuTech, Inc. to more accurately reflect the Company's plans to broaden its operational focus. The Company is in the development stage as defined under Development Stage Enterprises Accounting Standard Codification (ASC 915). Its efforts have historically been devoted to marketing and distributing various products. Initially, the Company was involved with the marketing and distribution of beauty products in North America and, In the fall of 2010, the Company expanded its operations efforts to the marketing and sales of dietary supplements for both humans and animals. However, these previous efforts have not resulted in producing income to the Company, and management believes that it has been due to the lack of focus on developing a particular business segment. In May, 2011, the Company acquired NuTec Energy, Inc. and is now exploring opportunities for new technology and its application in conventional oil and gas exploration, production services as well as alternative technology. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, May 22, 2007 through September 30, 2011, the Company has accumulated losses of $1,784,908.

On September 15, 2010, the Company acquired 100% ownership interest in E-Clean Acquisitions Corporation (“EAC”), a Nevada corporation for an investment of $100. On May 18, 2011, the Company acquired 100% interest in NuTec Energy, Inc. (“NuTec”), a Nevada corporation for an investment of $100. The purpose of acquisitions of EAC and NuTec was for these wholly-owned entities to acquire other entities or enter into joint venture business partnerships.

Going Concern
The Company's consolidated financial statements are prepared using the accrual method of accounting and have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in a working capital deficit of $248,916, an accumulated deficit of $1,784,908 as of September 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Global NuTech, Inc. and its wholly-owned subsidiaries E-Clean Acquisitions Corporation and NuTec Energy, Inc.  All material intercompany transactions have been eliminated in the consolidation.

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

Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at September 30, 2011 and 2010, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

Recent Accounting Pronouncements
We have reviewed all the recent accounting pronouncements through ASU 2011-07 and do not believe any of these pronouncements will have a material impact on the Company.

3. INVESTMENT IN SUBSIDIARIES

On September 15, 2010, the Company acquired 100% ownership interest in EClean Acquisition Corporation (EAC) from an officer of the Company for a consideration of $100. EAC had no assets, no liabilities and accumulated loss of $100. On February 22, 2011, the Company issued 225,500,000 shares of its common stock to EAC for acquisition of business entities. EAC did not make any acquisitions and held the shares issued as of September 30, 2011.

On May 18, 2011, the Company acquired 100% ownership interest in NuTec Energy, Inc. (“NuTec”) from an officer of the Company for a consideration of $100. NuTec had no assets, no liabilities and accumulated loss of $100. NuTec did not engage in any operations as of September 30, 2011.

4. INVESTMENT IN JOINT VENTURES AND IMPAIRMENT

On September 29, 2010, the Company’s wholly-owned subsidiary EAC entered into an agreement to invest in a Joint Venture (“JV”) with Robert Kavanaugh d/b/a Biotec Foods, a/k/a Agrigenic Food Company (“Agrigenic”). Both the parties mutually agreed to amend the closing date of the JV to October 8, 2010. Under the terms of the JV, EAC was to provide marketing, distribution and sales for Agrigenic, including its lines of dietary supplements for humans and animals for a period of ten years. Pursuant to the terms of the JV, net profits will be divided 60% to Agrigenic and 40% to EAC. On October 8, 2010, the Company issued 50,000,000 restricted shares of its common stock valued at $325,000 pursuant to Rule 144 restrictions of the Securities and Exchange Act of 1933, for EAC’s 40% share of investment in the JV. At December 31, 2010, the Company recorded an impairment of $325,000 in its financial statements for its investment in the JV. On May 18, 2011, both the parties mutually agreed to terminate their relationship and dissolve the JV as a part of the restructuring of the Company's business opportunities. Pursuant to the terms of the settlement agreement, the Company agreed to receive back the previously issued 50,000,000 shares of its restricted common shares, however, such shares remained issued and outstanding as of September 30, 2011, and have not been cancelled by the Company as of that date.

On October 31, 2010, the Company's wholly owned subsidiary EAC entered into a Joint Venture Agreement with HIGA Corporation ("HIGA") for a ten year term. Under the Joint Venture Agreement, the Company was to provide marketing, distribution and sales for HIGA, including various rubber products, both generic in design and custom designed for specific product specifications. Net profits of the Joint Venture will be divided 80% to HIGA and 20% to the Company. On November 30, 2010, the Company issued 36,000,000 shares of its restricted common stock valued at $252,000 for EAC’s 20% investment in the Joint Venture as provided for in the Joint Venture Agreement. At December 31, 2010, the Company recorded an impairment of $252,000 in its financial statements for its investment in the joint venture. On May 9, 2011, both the parties mutually agreed to terminate their relationship and dissolve the JV as a part of the restructuring of the Company's business opportunities. Pursuant to the terms of the settlement agreement, the Company agreed to receive back the previously issued 36,000,000 shares of its restricted common shares, however, such shares remained issued and outstanding as of September 30, 2011, and have not been cancelled by the Company as of that date.

As of September 30, 2011, the Company did not have any investments in any joint ventures.

5. RELATED PARTY TRANSACTONS

A related party paid the Company’s obligations to vendors amounting to $136,128 to fund its operations from inception through September 30, 2011. Advances from related parties of $136,128 and $122,559 are due on demand, non-interest bearing and unsecured, and are recorded as a current liability in the accompanying financial statements as of September 30, 2011 and December 31, 2011, respectively.

On September 15, 2010, the Company acquired 100% of ownership interest in EAC from an officer of the Company for $100.  The Company has recorded $100 as payable to related party in the accompanying financial statements as of September 30, 2011 and December 31, 2010. The payable is eliminated in the consolidation of the financial statements.

On May 18, 2011, the Company acquired 100% ownership interest in NuTec from an officer of the Company for $100. The Company has recorded $100 as payable to related party in the accompanying financial statements as of September 30, 2011. The payable is eliminated in the consolidation of the financial statements.

On September 15, 2010, the Company issued 20,000 shares of preferred stock Series C, $0.00001 par value, valued at $12,000, to an officer of the Company for services performed. The shares were valued at the fair value on the date of issuance. These preferred shares shall be entitled to convert into 2,000,000 shares of common stock fully-paid and non-assessable shares at any time. The officer shall have super voting rights and for voting purposes, each Series C preferred share issued shall be counted as 10,000 shares of common stock per one (1) share of Series C preferred stock. On September 5, 2011, the officer of the Company resigned to pursue other business opportunities and the 20,000 shares of the Series C preferred stock was returned to the Company and canceled.

On November 22, 2010, the Company issued a promissory note in exchange of loans made by a related party amounting to $29,756. The terms and provisions of the promissory note allowed for the related party to demand payment of this note, in its sole discretion, in the form of cash or shares of common stock of the Company to cancel all or part of the principal amount of the note. Upon the related party’s election to receive payments on the note in the form of shares of Company’s common stock, the number of shares called for to be issued at any one time is to be determined by dividing the unpaid principal balance and accrued interest thereon, of the outstanding indebtedness, by a factor of $0.0003, subject to a limitation that at no time will this provision result in any holder of this note being issued or holding more than 4.99% of the total number of shares of the Company’s common stock which shall be issued and outstanding at the time of such conversion and exchanges. During the nine months ended September 30, 2011, the related party converted all of $29,756 of the promissory note into 330,622 common shares (adjusted for 1:300 reverse stock-split). The Company recorded interest expense of $477 for the nine months ended as of September 30, 2011. The principal balance due on the promissory note amounted to $0 at September 30, 2011.

On April 28, 2011, the Company issued a promissory note in exchange of loans made by a related party amounting to $53,156 as of September 30, 2010. The promissory note is due on demand, unsecured and bears 10% per annum interest. The terms and provisions of the promissory note allowed for the related party to demand payment of this note, in its sole discretion, in the form of cash or shares of common stock of the Company to cancel all or part of the principal amount of the note. Upon the related party’s election to receive payments on the note in the form of shares of Company’s common stock, the number of shares called for to be issued at any one time is to be determined by dividing the unpaid principal balance and accrued interest thereon, of the outstanding indebtedness, by a factor of $0.0003, subject to a limitation that at no time will this provision result in any holder of this note being issued or holding more than 4.99% of the total number of shares of the Company’s common stock which shall be issued and outstanding at the time of such conversion and exchanges. During the period ended September 30, 2011, the related party converted $3,000 of the promissory note into 33,334 common shares (adjusted for 1:300 reverse stock-split). The Company recorded an interest expense of $1,399 on the promissory note as of September 30, 2011. The principal balance due on the promissory note amounted to $38,969 and interest accrued on the promissory note amounted to $1,399 as of September 30, 2011.

The Company sub-leases its office facilities under a non-cancellable lease from a related party starting January 1, 2010. The sub-lease term expired on July 1, 2011. Monthly rent of the sub-lease was $780 per month for the nine months ended September 30, 2010. Monthly rent increased to $2,030 per month starting October 1, 2010 due to the Company sub-leasing additional office space from the related party. The Company did not pay any rent to the related party for the three months ended September 30, 2011. Rent expense from related party recorded in the accompanying financial statements for the three months and nine months ended September 30, 2011 and 2010 amounted to $0 and $15,680 and $2,340 and $7,020, respectively.

6. CONVERTIBLE LOAN PAYABLE

On July 12, 2011, the Company received a convertible loan for $10,000, interest free, unsecured and payable on demand. The terms and provisions of the loan allowed for the third party to demand payment of this loan, in its sole discretion, in the form of cash, all or part of the principal balance of the loan. The principal balance due on the loan was $10,000 at September 30, 2011.

7.  NOTES PAYABLE

On November 2, 2010, the Company executed a convertible promissory note for $10,000 with 8% interest per annum, payable quarterly after the first year, such principal and interest all due and payable at the end of three (3) years from date hereof. The Company granted the Holder full recourse. The option granted by the Company to Holder, as additional consideration for said value received, is that the repayment for funds provided by Holder shall, at the sole election of Holder, be made in whole or in part at any time at Holder's discretion, in the form of shares of common stock of the Company in lieu of cash payments due; restricted under SEC Rule 144, but granting the Holder piggy back registration rights to have the Company include such shares for resale on any future registration of common stock of the Company, including but not limited to Regulation A. Upon election and notification by Holder, the Company shall cancel principal and interest payments due and convert such amounts to common restricted shares of Holder at a set conversion price; such conversion price for cancellation of amounts of payment for principal and interest due as described hereunder is set at a price per share reflecting a 20% discount from the average closing bid price for trading of such common shares for the previous ten business day period; however, at no time will this provision result in Holder being issued or holding more than a limit of 5% of the Company’s issued and outstanding total common shares at the time of such conversions. The Company recorded interest expense of $200 and $600 for the three months and nine months period ended September 30, 2011. The principal balance outstanding on the convertible note payable and accrued interest payable at September 30, 2011 was $10,000 and $712, respectively.

On December 22, 2010, the Company executed a convertible promissory note for $10,000 with 8% interest per annum, payable quarterly after the first year, such principal and interest all due and payable at the end of three (3) years from date hereof. The Company granted the Holder full recourse. This option granted by the Company to Holder, as additional consideration for said value received, is that the repayment for funds provided by Holder shall, at the sole election of Holder, be made in whole or in part at any time at Holder's discretion, in the form of shares of common stock of the Company in lieu of cash payments due; restricted under SEC Rule 144, but granting the Holder piggy back registration rights to have the Company include such shares for resale on any future registration of common stock of the Company, including but not limited to Regulation A. Upon election and notification by Holder, the Company shall cancel principal and interest payments due and convert such amounts to common restricted shares of Holder at a set conversion price; such conversion price for cancellation of amounts of payment for principal and interest due as described hereunder is set at a price per share reflecting a 20% discount from the average closing bid price for trading of such common shares for the previous ten business day period; however, at no time will this provision result in Holder being issued or holding more than a limit of 5% of the Company’s issued and outstanding total common shares at the time of such conversions. The Company recorded interest expense of $200 and $600 for the three months and nine months period ended September 30, 2011. The principal balance outstanding on the convertible note payable and accrued interest payable at September 30, 2011 was $10,000 and $1,349, respectively.

8. COMMITMENTS AND CONTINGENCIES

A securities lawyer claims that the prior control group of the Company contracted with him on behalf of the Company to perform securities legal work during the year ended December 31, 2009. The attorney claims he was paid $15,000 by a third party and is still owed $3,000 by the Company. However, the attorney has not provided the new control group with a contract obligating the Company to pay. Accordingly, neither the $18,000 of expense, nor the $3,000 in liability, has been reflected in the Company’s financial statements as of September 30, 2011 and December 31, 2010, respectively.

9. STOCKHOLDERS' EQUITY

The authorized capital of the Company as of September 30, 2011 consists of (a) 100,000,000 preferred shares with a par value of $0.00001 per share, of which 5,000,000 shares are designated as Series A preferred shares with a par value of $0.00001; 250,000 shares are designated as Series B preferred shares with a par value of $0.00001; and 80,000 shares are designated as Series C preferred shares with a par value of $0.00001, and (b) 1,400,000,000 common shares with a par value of $0.00001 per share.

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

On October 8, 2010, the Company issued to Enzyme Bio Sciences, LLC 50,000,000 shares of its common stock valued at $325,000 for its 40% share of investment in a joint venture. The shares were issued at a fair value on the date issuance pursuant to the terms of joint venture agreements. On May 18, 2011, the joint venture was dissolved and pursuant to the terms of the mutually agreed settlement, Enzyme Bio Sciences, LLC agreed to return 50,000,000 shares of Company’s common stock to the Company.  Such shares remained issued and outstanding as of September 30, 2011, and have not been cancelled by the Company as of September 30, 2011.

On November 30, 2010, the Company issued to HIGA Inc. 36,000,000 shares of its common stock valued at $252,000 for its 20% share of investment. The shares were issued at a fair value on the date issuance pursuant to the terms of joint venture agreements. On May 9, 2011, the joint venture was dissolved and pursuant to the terms of the mutually agreed settlement, HIGA, Inc. agreed to return 36,000,000 shares of Company’s common stock to the Company.  Such shares remained issued and outstanding as of September 30, 2011, and have not been cancelled by the Company as of September 30, 2011.

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

During the nine months ended September 30, 2011, the Company issued  (as adjusted for a 1:300 reverse stock-split)  (a) 31,667 shares of its common stock to consultants for services, valued at $54,150, (b) 41,667 shares of its common stock to officers and directors as compensation for services, valued at $86,250, (c) 28,334 shares of its common stock to independent contractors for services valued at $58,650, (d) 751,667 shares of its common stock to its wholly-owned subsidiary EAC valued at $1,555,950 for acquisition of business entities, (e) 231,593 shares of common stock to satisfy indebtedness of $29,756 towards a related party promissory note dated November 22, 2010, (f)  223,334 shares of common stock to satisfy indebtedness of $20,100 towards a related party promissory note of $53,156 dated April 28, 2011, (g) 33,334 shares to a satisfy indebtedness of $3,000 towards a note payable to related party, and (h) 84,830 shares due to rounding as a result of 1:300 reverse stock-split.

As of September 30, 2011 and December 31, 2010, the Company had 2,055,789 shares and 629,367 shares of common stock issued taking into effect of the reverse-split of its common shares 1 for 300. The Company held in treasury 751,667 common shares issued to its wholly-owned subsidiary that have not been cancelled as of September 30, 2011. The total number of shares issued at September 30, 2011 includes 751,667 shares of common stock issued to its wholly-owned subsidiary EAC which are deemed as treasury shares.

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

The Company shall not effectuate any conversion of any Series C preferred share and no holder of any Series C preferred share shall have the right to convert any Series C preferred share to the extent that after giving effect to such conversion such person (together with such person’s affiliates) (a) would beneficially own in excess of 4.9% of the outstanding shares of the common stock following such conversion and (B) would have acquired, through conversion of any Series C preferred share or otherwise (including without limitation, exercise of any warrant), in excess of 4.9% of the outstanding shares of the common stock following such conversion.

On September 15, 2010, the Company issued 20,000 shares of preferred stock Series C, $0.00001 par value, valued at $12,000, to an officer of the Company for services performed. On September 5, 2011, the officer of the Company resigned to pursue other business opportunities and the 20,000 shares of the Series C preferred stock was returned to the Company and canceled.

As of September 30, 2011, no preferred shares were issued and outstanding.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2011, the date which the financial statements were available to be issued. On October 25, 2011, the Company issued 5,000,000 shares of its restricted common stock to John Magner, our President, Chief Financial Officer and a director as compensation for services to be rendered.  The shares shall vest at the rate of 83,333 shares per month for a period of fifty-nine (59) months commencing on October 1, 2011 and 83,353 shares shall vest during the 60th month. If at any time during this 60-month period, should Mr. Magner's employment be terminated for any reason, no further shares shall vest and all unvested shares shall be canceled by the Company.  None of the shares shall be eligible for resale prior to December 31, 2012.

On October 31, 2011, Sean Stanowski, a director and Secretary, resigned due to Active Duty commitments to the United States Department of Defense. In the same date, Pamela Stewart was elected a director and Secretary.

On October 31, 2011, the Company issued 3,000,000 shares of its restricted common stock to Pamela Stewart, our Secretary and a director as compensation for services to be rendered.  The shares shall vest at the rate of 50,000 shares per month for a period of sixty (60) months commencing on October 1, 2011.  If at any time during this 60-month period, should Ms. Stewart's employment be terminated for any reason, no further shares shall vest and all unvested shares shall be canceled by the Company.  None of the shares shall be eligible for  resale prior to December 31, 2012.

On November 4, 2011, the Company issued 1,000,000 shares of its common stock to satisfy indebtedness of $300 towards a related party promissory note of  $53,156 dated April 28, 2011.

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

INTRODUCTION

The Company was incorporated under the laws of the State of Nevada on May 22, 2007. The Company is in the development stage as defined under Accounting Standard Codification 915, Development Stage Entities. Historically, the Company has been engaged in the business of purchasing and distributing all-natural and organic everyday skin care products from Russia. As of the date of this Quarterly Report, we have not commenced business operations and we have not generated any revenues from the beauty product business. In the later part of 2009, the Company's management and Board of Directors deemed it to be in the best interests of the Company and its stockholders for the Company to diversify its holdings across a broader range of industry segments. Doing so would provide greater growth potential as well as balance cyclical downturns. On October 16, 2009, we changed our name to Bio-Clean, Inc. and commenced work on developing "green" products and technologies, including unique cleaning and environmental remediation products. In September 2010, we again changed our name to Global NuTech, Inc. The name change better denotes the multi-faceted lines of business in which we intend to operate. With the increase in authorized shares of our common stock will permit us to further expand our operations through future acquisitions or joint venture arrangements.  The change of name became effective on October 8, 2010.

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

The summarized financial data is derived from and should be read in conjunction with our unaudited financial statements for the nine months period ended September 30, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010.

During the three-month and nine-month periods ended September 30, 2011, we incurred general and administrative expenses of $48,099 and $178,991 as compared to $23,701 and $57,132 incurred during the same comparable periods in 2010, an increase of $24,398 and $121,859, respectively. The increase in general and administrative expenses primarily related to increased corporate overhead, financial and administrative contracted services such as legal, professional, accounting and audit fees., including issuance of restrict common stock to consultants for services rendered.

During the three-month and nine-month periods ended September 30, 2011, we incurred expenses relating to compensation to officers for services of $0 and $156,260, compared to no compensation paid for services during the same comparable periods in 2010. Compensation paid to officers in common stock amounted to $156,260 for the nine months ended September 30, 2011. During the three-month and nine-month periods ended September 30, 2011, we incurred interest expense of $1,099 and $3,076 compared to no interest expense during the same comparable periods in 2010.

Our net loss during the three-month and nine-month periods ended September 30, 2011 was $49,198 and $339,116, or $0.03 per share and $0.21 per share for each period, compared to a net loss of $23,701 and $57,132, or $0.09 per share  and $0.21 per share for each period, for the same comparable periods in 2010. Our cumulative loss from May 22, 2007 (inception) to September 30, 2011 amounted to $1,784,908. The weighted average number of common shares outstanding for the three-month and nine-month periods ended September 30, 2011 was 1,963,942 and 1,635,060, compared to 272,700 for both the three-month and nine-month periods ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011

As of September 30, 2011, our current assets were $823 and our current liabilities were $249,739, which resulted in negative working capital of $248,916 as compared to negative working capital of $152,792 at December 31, 2010. At September 30, 2011, current liabilities comprised of accrued expenses of $64,642, a note payable to a related party of $38,969, a convertible loan of $10,000, and advances from related parties of $136,128 for a total of $249,739 as compared to $153,781 in current liabilities at December 31, 2010. The increase in current liabilities during the nine-month period ended September 30, 2011 was primarily due to in increase in accrued expenses relating to professional and legal fees and conversion of advance from a related party to a promissory note. Stockholders' deficit increased from a capital deficiency of $172,792 at December 31, 2010 to capital deficiency of $268,916 at September 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities for the nine-month period ended September 30, 2011 amounted to $10,166 primarily due to a net loss of $339,116 offset by issuance of common stock to officers and consultants for services amounting to $199,050, an increase in accrued expenses of $63,375 and increase in advances from related party for administrative expenses totaling $66,525.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES
Net cash provided by financial activities during the nine months ended September 30, 2011 amounted to $10,000 as a result of receiving cash proceeds for loan payable. We expect that working capital requirements will continue to be funded through loans or the further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

MATERIAL COMMITMENTS

As of September 30, 2011, we had no material commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A.             RISKS FACTORS.

Not applicable.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued an aggregate of 33,334 shares of its common stock to satisfy indebtedness of $3,000 towards a note payable to a related party. All of the shares of common stock were issued pursuant an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                (REMOVED AND RESERVED).

None.

ITEM 5.                OTHER INFORMATION.

 None.

ITEM 6.                EXHIBITS.

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description of Exhibit	Location

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities & Exchange Commission on March 21, 2008, as subsequently amended.

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Securities & Exchange Commission on March 21, 2008, as subsequently amended.

3.3	Certificate of Amendment to Articles of Incorporation filed with the Nevada Nevada Secretary of State on October 8, 2009.	Incorporated by reference to the Schedule 14C - Definitive Information Statement filed with the Securities & Exchange Commission on October on October September 18, 2009.

3.4	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K filed With the Securities and Exchange Commission on May 17, 2010.

3.5	Certificate of Designation of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed With the Securities and Exchange Commission on May 17, 2010.

3.6	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K filed With the Securities and Exchange Commission on May 17, 2010.

3.7	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on September 2, 2010 (effective October 8, 2010).	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2010.

21.1	Subsidiaries.	Included herein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included herein.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included herein.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Included herein.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Included herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL NUTECH, INC.

Date:	November 14, 2011	By:	/s/ John Magner
John Magner, President