Form 10-K
period 2011-12-31
Texas Gulf Energy Inc
filed 2012-04-11
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-149857

TEXAS GULF ENERGY, INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0338889 (I.R.S. Employer Identification No.)

1602 Old Underwood Road, La Porte, TX 77571

(Address, including zip code, of principal executive offices)

281.867.8400

(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act: None

Name of exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐         Non-accelerated filer ☐

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $509,795, based on the closing sale price for the registrant’s Common Stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock on March 28, 2012 was 59,685,360.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of stockholders are incorporated by reference into Part III.

Texas Gulf Energy, Incorporated

Texas Gulf Energy, Incorporated

PART I

ITEM 1. Business

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The word “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from our Construction Services segment;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other development trends of the industries we serve; and

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas and power industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences or effects on our business operations. We assume no obligation to update publicly, except as required by law, any such forward-looking statements, whether as a result of new information, future events or otherwise.

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

BACKGROUND

Texas Gulf Energy, Incorporated, a Nevada corporation (the “Company”, “we”, “us”, “our”) was incorporated as Nature of Beauty, Inc. under the laws of the State of Nevada on May 22, 2007. Initially, the Company was engaged in the business of purchasing and distributing all-natural and organic everyday skin care products from Russia. In October 2009, the Company changed the focus of its business to developing "green" products and technologies, including unique cleaning and environmental remediation products and changed its name to “Bio-Clean, Inc.” Subsequently, on October 8, 2010, the Company changed its name to “Global NuTech, Inc.” and executed two different joint venture agreements and provided the sales and marketing operations for the sale of various products. In December 2011 the Company acquired International Plant Services, L.L.C. (“IPS”) and changed its focus to providing construction services to the downstream energy business. Subsequently, in the first quarter of 2012 the Company changed its name to “Texas Gulf Energy, Incorporated” to better reflect its new focus in the market. Since the acquisition of IPS, the Company has completed two acquisitions and established other business units.

BUSINESS ENVIRONMENT

We have seen what we consider to be a strong recovery in the underlying business environment in which the Company operates. We continue to see signs of recovery and growth and plan to capitalize on opportunities that are presented by the market as it recovers further in the coming months and years.

OPERATING SEGMENTS

As of the end of the fiscal year 2011, we had one reportable segment, the “Construction Services” segment. This segment is comprised of our wholly-owned subsidiary IPS.

Construction Services

Our Construction Services segment provides turnkey and specialty construction services to a wide range of industrial and energy sector clients. Our scope of services includes project planners, welders, fitter and millwrights. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes retrofits, modifications and expansions to existing facilities as well as the construction of new facilities.

New Segments

As of the date of the Annual Report, the Company has several operating units. They include the following:

1)	Texas Gulf Energy International

The Company intends to engage in joint ventures and projects outside of the United States. TGE International will be the operating unit managing and coordinating our international operations. The Company recently established a place of business in the country of Malta to facilitate projects around the world. As of the report date, the Company has no projects outside the U.S. and no employees under contract in TGE International.

2)	Texas Gulf Oil & Gas, Inc.

The primary assets of Texas Gulf Oil & Gas include leases, options and interests in nineteen (19) oil wells throughout the Austin Chalk near Luling, Texas, as well as options on wells to be drilled or re-entered in three leases identified as the Tilmon, Lay, and Rodenberg. Texas Gulf Oil & Gas, Inc. also provides well services to other companies and individual oil well owners.

3)	Fishbone Solutions, Inc.

Fishbone Solutions, Inc. provides experienced personnel and systems to ensure repeatable performance in the following services: primavera scheduling, field design and drafting, P&ID updates, CAD work for fabrication, SCOPE Software for field planning, subcontract management, project management, project controls, material procurement and management, and construction related administration functions. We use enhanced digital photography in our SCOPE Development Process and we supply high quality teams to define, schedule and manage projects from "cradle to grave" nationwide.

Fishbone Solutions, Inc. was acquired by the Company on February 3, 2012.

4)	Texas Gulf Electrical and Instrumentation

Texas Gulf Electrical Instrumentation is a division of the Company. Our product offerings include electrical construction and installation of instrumentation and control systems. Our experience spans a wide range of industries including power generation and transmission, refining, petrochemical and heavy industrial. In addition to ground-up construction, our management and technical teams perform expansion projects, critical path turnarounds, emergency response and staff augmentation services. As part of our electrical capabilities, we have the experience and expertise to install complex instrumentation and control systems. This service includes instrument calibration, loop checks, commissioning, and start-up.

Electrical and instrumentation repair and maintenance services include routine and preventive maintenance, emergency response, and outage support for various industries including power, petroleum and petrochemical.

5)	Texas Gulf Industrial Services

Texas Gulf Industrial Services, a division of the Company, is a domestic full service construction, maintenance, and turnaround services group focused on the refining, chemicals, LNG, Oil and Gas, Midstream and Upstream industries. This group is expected to be one of the faster growing business operating units.

OTHER BUSINESS MATTERS

Customers and Marketing

The Company derives a significant portion of its revenues from performing services for engineering firms, general contractors, and petrochemical and industrial gas companies and ultimately the integrated oil companies, independent petroleum refiners, and pipeline, terminal and oil and gas marketing companies. The loss of significant work from any of these classes of customers or an overall decline in the petroleum industry could have a material adverse effect on the Company. The Company provided services to approximately thirty (30) customers in 2011.

Four customers represented 25%, 14%, 13% and 11% of the Company’s gross sales for the year ended December 31, 2011. Four companies represented 25%, 16%, 11% and 11% of outstanding accounts receivable at December 31, 2011. Two customers represented 49% and 12% of the Company’s gross sales and two companies represented 45% and 14% of outstanding accounts receivable for the year ended December 31, 2010.

The Company markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. The business development personnel concentrate on developing new customers and assisting management with existing customers. We competitively bid most of our projects. However, we have a number of preferred provider relationships with customers who award us work through long-term agreements. Our projects have durations of a few days to multiple years.

Competition

We compete with local, regional, national and international contractors in the Construction Services segment. Competitors generally vary within the markets we serve with few competitors competing in all of the markets we serve or for all of the services we provide. Contracts are generally awarded based on price, reputation for quality, customer satisfaction, safety record and programs, and schedule. We believe that our turnkey capabilities, expertise, experience and reputation for providing safe, timely, and quality services allow us to compete effectively in the markets that we serve.

Seasonality

Planned maintenance projects at customer facilities are typically scheduled in the spring and the fall when the demand for gasoline is lower. As a result, quarterly operating results in our Construction Services segment can fluctuate materially. Our business can also be affected by seasonal weather conditions including hurricanes, snowstorms, abnormally low or high temperatures or other inclement weather, which can result in reduced activities.

Insurance

The Company maintains insurance coverage for various aspects of its operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Employees

As of December 31, 2011, we had 317 employees of which 24 were employed in non-field positions and 293 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.

Regulation

Health and Safety Regulations

Our operations are subject to the requirements of the United States Occupational Safety and Health Act (“OSHA”), and comparable state laws. Regulations promulgated by this agency require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. The Company has established comprehensive programs for complying with health and safety regulations to protect the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

Environmental

The Company’s operations are subject to extensive and changing environmental laws and regulations. These laws and regulations relate primarily to air and water pollutants and the management and disposal of hazardous materials. The Company is exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or hazardous materials.

The Company believes that it is currently in compliance, in all material aspects, with all applicable environmental laws and regulations. The Company does not expect any material charges in subsequent periods relating to environmental conditions that currently exist and does not foresee any significant future capital spending relating to environmental matters.

ITEM 1A. Risk Factors The following risk factors should be considered with the other information included in this Annual Report on Form 10-K. As we operate in a continuously changing environment, other risk factors may emerge which could have material adverse effects on our results of operations, financial condition and cash flow.

Risk Factors Related to Our Business

Unsatisfactory safety performance may subject us to penalties, can affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Workplace safety is important to the Company, our employees, and our customers. As a result, we maintain comprehensive safety programs and training for all applicable employees throughout our organization. While we focus on protecting people and property, our work is performed at construction sites and in industrial facilities and our workers are subject to the normal hazards associated with providing these services. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to or destruction of property, plant and equipment, and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level.

Although we have taken what we believe are appropriate precautions to adequately train and equip our employees, we may experience accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows.

Demand for our products and services is cyclical and is vulnerable to the level of capital and maintenance spending of our customers and to downturns in the industries and markets we serve as well as conditions in the general economy.

The demand for our products and services depends upon the existence of construction and repair and maintenance projects in the downstream petroleum, power and other heavy industries in the United States and Canada. Therefore, it is likely that our business will continue to be cyclical in nature and vulnerable to general downturns in the United States, Canadian and world economies and declines in commodity prices, which could adversely affect the demand for our products and services.

Our Construction Services segment’s revenue and cash flow are dependent upon engineering and construction projects. The availability of these projects is dependent upon the economic condition in the oil, gas, and power industries, specifically, the level of capital expenditures on energy infrastructure. A prolonged period of sluggish economic conditions in North America has had and may continue to have an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the completion of contracts are factors that may result in under-utilization of our resources, which would adversely impact our revenue, operating results and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

•	current or projected commodity prices, including oil, gas and power prices;
•	refining margins;
•	the demand for oil, gas and electricity;
•	the ability of oil, gas and power companies to generate, access and deploy capital;
•	exploration, production and transportation costs;
•	tax incentives, including those for alternative energy projects;
•	regulatory restraints on the rates that power companies may charge their customers; and
•	local, national and international political and economic conditions.

Our results of operations depend upon the award of new contracts and the timing of those awards.

Our revenues are derived primarily from contracts awarded on a project-by-project basis. Generally, it is difficult to predict whether and when we will be awarded a new contract due to lengthy and complex bidding and selection processes, changes in existing or forecasted market conditions, access to financing, governmental regulations, permitting and environmental matters. Because our revenues are derived from contract awards, our results of operations and cash flows can fluctuate materially from period to period.

The uncertainty associated with the timing of contract awards may reduce our short-term profitability as we balance our current capacity with expectations of future contract awards. If an expected contract award is delayed or not received, we could incur costs to maintain an idle workforce that may have a material adverse effect on our results of operations. Alternatively, we may decide that our long-term interests are best served by reducing our workforce and incurring increased costs associated with severance and termination benefits which also could have a material adverse effect on our results of operations for the period when incurred. Reducing our workforce could also impact our results of operations if we are unable to adequately staff projects that are awarded subsequent to a workforce reduction.

We face substantial competition in each of our business segments, which may have a material adverse effect on our business.

We face competition in all areas of our business from regional, national and international competitors. Our competitors range from small family owned businesses to well-established, well-financed entities, both privately and publicly held, including many major equipment manufacturers, large engineering and construction companies and specialty contractors. We compete primarily on the basis of price, customer satisfaction, safety performance and programs, quality of our products and services, and schedule. As a result of the continuing effects of the economic slowdown on capital and maintenance spending, we may continue to experience pressure on our operating margins. Some of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and greater financial, technical, marketing, and public relations resources than we do.   We may not be able to penetrate markets or market our services as effectively as our more-established competitors.

The loss of one or more of our significant customers could adversely affect us.

One or more customers have in the past and may in the future contribute a material portion of our revenues in any one year. Because these significant customers generally contract with us for specific projects or for specific periods of time, we may lose these customers from year to year as the projects or maintenance contracts are completed. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.

Our profitability could be negatively impacted if we are not able to maintain appropriate utilization of our workforce.

The extent to which we utilize our workforce affects our profitability. If we under utilize our workforce, our project gross margins and overall profitability suffer in the short-term. If we over utilize our workforce, we may negatively impact safety, employee satisfaction and project execution, which could result in a decline of future project awards. The utilization of our workforce is impacted by numerous factors including:

•	our estimate of the headcount requirements for various operating units based upon our forecast of the demand for our products and services;
•	our ability to maintain our talent base and manage attrition;
•	our ability to schedule our portfolio of projects to efficiently utilize our employees and minimize downtime between project assignments; and
•	our need to invest time and resources into functions such as training, business development, employee recruiting, and sales that are not chargeable to customer projects.

We are exposed to credit risk from customers. If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover amounts owed to us.

Under the terms of our contracts, at times we commit resources to customer projects prior to receiving payments from customers in amounts sufficient to cover expenditures on these projects as they are incurred. Delays in customer payments require an investment in working capital. If customers default in making payments on projects, it could have an adverse effect on our financial position, results of operations and cash flows.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimation by our management include:

•	provisions for uncollectible receivables from customers for invoiced amounts;
•	the amount and collectability of unapproved change orders and claims against customers;
•	provisions for income taxes and related valuation allowances;
•	valuation of assets acquired and liabilities assumed in connection with business combinations; and
•	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual results could materially differ from these estimates.

An inability to attract and retain qualified personnel, and in particular, engineers, project managers and skilled craft workers, could impact our ability to perform on our contracts, which could harm our business and impair our future revenues and profitability.

Our ability to attract and retain qualified engineers, project managers, skilled craftsmen and other experienced professionals in accordance with our needs is an important factor in our ability to maintain profitability and grow our business. The market for these professionals is competitive, particularly during periods of economic growth when the supply is limited. We cannot provide any assurance that we will be successful in our efforts to retain or attract qualified personnel when needed. Therefore, when we anticipate or experience growing demand for our services, we may incur additional cost to maintain a professional staff in excess of our current contract needs in an effort to have sufficient qualified personnel available to address this anticipated demand. If we do incur additional compensation and benefit costs, our customer contracts may not allow us to pass through these costs.

Future events, including those associated with our growth strategy, could negatively affect our liquidity position.

We can provide no assurance that we will have sufficient cash from operations or the credit capacity to meet all of our future cash needs should we encounter significant working capital requirements or incur significant acquisition costs. Insufficient cash from operations, significant working capital requirements, and contract disputes have in the past, and could in the future, reduce availability under our credit facility.

There are integration and consolidation risks associated with our acquisition strategy. Future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate these businesses.

An aspect of our business strategy is to make strategic acquisitions in markets where we currently operate as well as in markets in which we have not previously operated.

We may lack sufficient management, financial and other resources to successfully integrate future acquisitions. Any future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets in addition to the integration and consolidation risks.

If we make any future acquisitions, we likely will have exposure to third parties for liabilities of the acquired business or assets that may or may not be adequately covered by insurance or by indemnification, if any, from the former owners of the acquired business or assets. Any of these unexpected liabilities could have a material adverse effect on our business.

We are involved, and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material effect on our financial condition and results of operations.

We are currently a defendant in legal proceedings arising from the operation of our business and it is reasonable to expect that we would be named in future actions. Many of the actions against us arise out of the normal course of performing services on project sites, and include claims for workers’ compensation, personal injury and property damage. From time to time, we are also named as a defendant for actions involving the violation of federal and state labor laws related to employment practices and wages and benefits and in contract disputes with customers.

We maintain insurance against operating hazards in amounts that we believe are customary in our industry. However, our insurance has deductibles and coverage exclusions so we cannot provide assurance that we are adequately insured against all types of risks that are associated with the conduct of our business. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations.

Litigation, regardless of its outcome, is expensive, typically diverts the efforts of our management away from operations for varying periods of time, and can disrupt or otherwise adversely impact our relationships with current or potential customers and suppliers. Payment and claim disputes with customers may also cause us to incur increased interest costs resulting from incurring indebtedness under our revolving line of credit or receiving less interest income resulting from fewer funds invested due to the failure to receive payment for disputed claims and accounts.

Our projects expose us to potential professional liability, product liability, warranty and other claims, which could be expensive, damage our reputation and harm our business. We may not be able to obtain or maintain adequate insurance to cover these claims.

We perform construction services at large industrial facilities where accidents or system failures can be disastrous and costly. Any catastrophic occurrence in excess of our insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us by our customers, including claims for cost overruns and the failure of the project to meet contractually specified milestones or performance standards. Further, the rendering of our services on these projects could expose us to risks and claims by third parties and governmental agencies for personal injuries, property damage and environmental matters, among others. Any claim, regardless of its merit or eventual outcome, could result in substantial costs, divert management’s attention and create negative publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. We may not be able to or may choose not to obtain or maintain insurance coverage for the types of claims described above. If we are unable to obtain insurance at an acceptable cost or otherwise protect against the claims described above, we will be exposed to significant liabilities, which may materially and adversely affect our financial condition and results of operations.

Employee, subcontractor or partner misconduct or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenues and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, subcontractors or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with safety standards, laws and regulations, customer requirements, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations. The precautions we take to prevent and detect these activities may not be effective, since our internal controls are subject to inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud.

Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage our relationships with customers, reduce our revenues and profits and subject us to criminal and civil enforcement actions.

We rely on internally and externally developed software applications and systems to support critical functions including project management, estimating, human resources, accounting, and financial reporting. Any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense as well as disrupt the management of our business operations.

We rely on various software systems to operate our critical operating and administrative functions. We depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our project management, human resources, estimating, accounting and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Our business may be affected by difficult work sites and environments, which may adversely affect our overall business.

We perform our work under a variety of conditions, including, but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted. Performing work under these conditions can slow our progress, potentially causing us to incur contractual liability to our customers. These difficult conditions may also cause us to incur additional, unanticipated costs that we might not be able to pass on to our customers.

We are susceptible to adverse weather conditions, which may harm our business and financial results.

Our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

•	curtailment of services;
•	suspension of operations;
•	inability to meet performance schedules in accordance with contracts;
•	weather related damage to our facilities;
•	disruption of information systems;

•	inability to receive machinery, equipment and materials at jobsites; and
•	loss of productivity.

Environmental factors and changes in laws and regulations could increase our costs and liabilities.

Our operations are subject to environmental laws and regulations, including those concerning emissions into the air; discharges into waterways; generation, storage, handling, treatment and disposal of hazardous material and wastes; and health and safety.

We are subject to numerous other laws and regulations including those related to the business registrations and licenses, environment, workplace, employment, health and safety. These laws and regulations are complex, change frequently and could become more stringent in the future. It is impossible to predict the effect on us of any future changes to these laws and regulations. We can provide no absolute assurance that our operations will continue to comply with future laws and regulations or that the costs to comply with these laws and regulations and/or a failure to comply with these laws will not significantly adversely affect our business, financial condition and results of operations.

International operations are subject to a number of risks that could negatively affect future operating results or subject us to criminal and civil enforcement actions.

We are seeking to expand our business internationally. International business is subject to a variety of risks, including:

•	lack of developed legal systems to enforce contractual rights;
•	greater risk of uncontrollable accounts and longer collection cycles;
•	Subject to claims under the Foreign Corrupt Practices Act;
•	foreign currency exchange volatility;
•	uncertain and changing tax rules, regulations and rates;
•	logistical and communication challenges;
•	potentially adverse changes in laws and regulatory practices;
•	general economic, political and financial conditions in foreign markets; and
•	exposure to civil or criminal liability under the Foreign Corrupt Practices Act, trade and export control regulations as well as other international regulations.

International risks and violations of international regulations may negatively affect future operating results or subject us to criminal or civil enforcement actions. Although we have policies and procedures to monitor legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. As a result, our international risk exposure may be more or less than the percentage of revenues attributed to our international operations.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

To the extent that cash flow from operations are insufficient to make future investments, make acquisitions or provide needed additional working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

Risk Factors Related to Our Common Stock

Our common stock, which is listed on the Over the Counter Market, has from time-to-time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this Item 1A;
•	a significant concentration of ownership of our common stock in the hands of a small number of investors;
•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;
•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry;
•	general conditions in our customers’ industries; and
•	general conditions in the security markets.

Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that these sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

We may issue additional equity securities, which would lead to dilution of our issued and outstanding stock.

The issuance of additional common stock or securities convertible into our common stock would result in dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval up to 100,000,000 shares of preferred stock, par value $0.00001 per share, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, a significant number of additional shares of our common stock and securities convertible into either common stock or preferred stock.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The principal properties of the Company and its subsidiaries are as follows:

Location	Description of Facility	Interest
La Porte, Texas	Headquarters	Leased

ITEM 3. Legal Proceedings

We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations or financial condition.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are quoted on the Over-The-Counter Bulletin Board (“OTCBB”) and the OTC Markets-OTCQB (“OTCQB”) under the symbol “TXGE”.

The following table summarizes the high and low bid information of the common stock for the periods indicated:

	High	Low
2011:
Fourth quarter	$0.20	$0.09
Third quarter	$0.002	$0.0004
Second quarter	$0.0105	$0.0019
First quarter	$0.023	$0.0037
2010:
Fourth quarter	$0.033	$0.007
Third quarter	$0.011	$0.0035
Second quarter	$0.018	$0.0055
First quarter	$0.15	$0.0093

All historical data above was obtained from OTC Markets Group, Inc.

Equity Compensation Plans

As of December 31, 2011, we had no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, or underlying options or warrants.

Performance Graph

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has previously reported in certain Quarterly Reports on Form 10-Q and Current Reports on Form 8-K any sales of unregistered securities during the quarter ended December 31, 2011.

Holders

On March 28, 2012, the closing price of our common stock as reported on the OTCQB was $0.22 per share and there were approximately fifty-six (56) shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not declared any dividends on our common stock since our inception. Any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

ITEM 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

[continued on next page]

ITEM 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This Annual Report includes forward-looking statements. Generally, the words “believes ”, “anticipates”, “ may ”, “ will ”, “ should ”, “ expect ”, “ intend ”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, estimates, judgments and uncertainties that are inherent in our application of GAAP.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services are performed, sales price is determinable, and collection is reasonably assured. Services performed and not yet billed are included in accounts receivable as unbilled revenue. Mobilization fees are recognized upon the mobilization of the labor and the labor revenue is recognized at the unit price of labor hours worked. Per diem revenue is recorded in a similar fashion for meals, travel and lodging.

Contract costs include all labor costs, mobilization costs, travel, per diem for travel meals and lodging, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. General and administrative costs are charged to expense as incurred.

Loss Contingencies

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity.

Legal costs are expensed as incurred.

Results of Operations

Overview

The Company currently has one reportable segment, Construction Services. During fiscal year 2011, the entirety of the work was performed in the United States. However the Company expects to perform work internationally.

The primary services of our Construction Services segment are capital construction for the downstream petroleum industry and specialty construction for various industries. These services, including project planners, welding, fitters, millwrighting, and fabrication, are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as construction of new facilities.

Significant fluctuations in revenues, gross profits and operating results are discussed below on a consolidated basis and for this segment.

FISCAL YEAR ENDED DECEMBER 31, 2011 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2010.

Revenues. Consolidated revenues were $30,884,305 in 2011, an increase of $6,902,752 or 29% from consolidated revenues of $23,981,553 in 2010. The increase in consolidated revenues was a result of improvement in the overall market for construction services. The Company added clients and increased billable hours along with increasing our reimbursable rates for our services.

Cost of Sales. During fiscal year ended December 31, 2011, we incurred Cost of Sales of $25,413,044 compared to $22,493,029 incurred during the fiscal year ended December 31, 2010 (an increase of $2,920,015 or 13%). Costs increased at a lesser percentage than sales due to the implementation of additional systems and cost controls, as well as a better pricing environment for our services.

Gross Profits. Consolidated gross profit increased from $1,488,524 in 2010 to $5,471,261 in 2011. The increase of $3,982,737 was largely due to the effect of higher revenues associated margin. The gross margin was 18% in 2011 up from 6% in 2010. The Company increased margins by increasing hourly rates in the improving market environment and by negotiating increased reimbursement from our clients for mobilization costs.

General/Administrative. During fiscal year ended December 31, 2011, we incurred General and Administrative expenses of $3,764,205 compared to $5,105,241 incurred during the fiscal year ended December 31, 2010 (a decrease of $1,341,036 or 26%). General and administrative expenses include corporate overhead, financial and administrative contracted services, marketing, legal, and consulting costs. The decrease was due to increased operating efficiencies and $989,000 in one time legal expenses related to a settlement with a previous executive incurred in 2010. SG&A expense as a percentage of revenue in 2011 were 12% and 21% in 2010.

Interest Expense. Net interest expense was $10,883 in 2011 and $2,540 in 2010. The increase in net interest expense in 2011 was due to an increase of amortization of debt costs associated with financing our insurance.

Other Income. Other income in 2011 and 2010 was $45,163 and $-0-, respectively.

Taxes. The effective tax rates for 2011 and 2010 were 38.0% and (28%), respectively. The 2010 effective negative tax rate was due to a net operating loss in 2010 that was carried back to prior tax years. A $1,452,242 refund was received in early 2011.

Income. Our net income for the fiscal year ended December 31, 2011 was $1,077,394 compared to a net loss of $2,609,744 during the fiscal year ended December 31, 2010 (an increase of $3,687,138). The increase in net income is attributable to the improved market environment, improved utilization rates, and a new executive management team that added processes and controls to monitor and reduce costs. Weekly income and cost reports have been implemented as a key operating metric for the Company.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in 2011 was cash on hand at the beginning of the year, cash generated from operations and issuance of Series A preferred stock. Cash on hand at December 31, 2011 totaled $2,747,880.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital
•	Contract terms that determine the timing of billings to customers and the collection of those billings
•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.
•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.
•	Capital expenditures

Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses
•	Strategic investments in new operations
•	Purchases of shares under our stock buyback program
•	Contract disputes or collection issues resulting from the failure of a significant customer

In the future we may elect to raise additional capital by issuing common or preferred stock, convertible notes, term debt or future revolving credit facility as necessary to fund our operations or to fund the acquisition of other businesses. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Assets. As of the fiscal year ended December 31, 2011, our total assets were $8,346,595 and our total liabilities were $5,055,042. As of the fiscal year ended December 31, 2011, total assets were comprised of a $2,747,880 in cash and cash equivalents, $4,402,230 in trade accounts receivable, $875,327 of prepaid expenses, $191,158 of property and equipment, net of depreciation and $130,000 in deferred tax assets. As of the fiscal year ended December 31, 2011, total liabilities were comprised of a $201,085 in trade accounts payable, $2,939,184 of accrued expenses, an aggregate of $1,430,773 due to related parties and $29,000 in deferred tax liabilities and federal income taxes payable of $455,000.

Equity. Stockholders’ equity increased from a deficit of $692,188 for the fiscal year ended December 31, 2010 to a surplus of $3,291,553 for the fiscal year ended December 31, 2011, a difference of $3,983,741. In December 2011, the Company issued 2,900,000 shares of Series A preferred shares for proceeds of $2,906,347 to the Company’s majority owners.

CASH FLOWS FROM OPERATING ACTIVITIES

While we generated positive net income for the fiscal year ended December 31,2011, we have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2011, net cash used in operating activities was $340,720 consisting of increases in accounts receivable of $3,130,903, prepaid expenses of $330,109, related party payable of $1,200,734 and deferred federal income taxes of $61,000. This is offset by decreases from federal income taxes receivable of $1,753,095, accounts payable of $2,553 and accrued liabilities of $1,272,865. For the fiscal year ended December 31, 2010, net cash generated from operating activities was $551,185. Major components of cash flows from operating activities are as follows:

Cash Flows Provided by Operating Activities

(In thousands)

Net income	$1,077
Non-cash expenses	276
Deferred income tax	(61)
Cash effect of changes in operating assets and liabilities	(1,633)
Cash flows provided by operating activities	$(341)

The cash effect of significant changes in operating assets and liabilities include the following:

•	Accounts receivable increased $2.9 million. The accounts receivable balance fluctuates from period to period based on many factors including, but not limited to, the volume of business and the rate of collections. We consider the $2.9 million increase in accounts receivable to be a normal fluctuation. In addition, we consider both the aging and the amount of December 31, 2011 accounts receivable balance to be normal based on historical trends.
•	Accrued liabilities increased by $1.3 million due to an increase in business activity.
•	Income taxes receivable decreased by $1.8 million due to the receipt of the refund and the timing of income tax payments.

CASH FLOWS FROM INVESTING ACTIVITIES

We had cash used in investing activities during the fiscal year ended December 31, 2011 of $42,070 consisting of the purchase of equipment compared to cash provided by investing activities of $2,596 as of the fiscal year ended December 31, 2010.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from the issuance of equity instruments. For the fiscal year ended December 31, 2011, cash flows from financing activities of $2,885,310. This amount consists of $2,906,347 issuance of new preferred equity and repayment of debt of $21,037. In the fiscal year ended December 31, 2010 we had cash out flows of $637,797 including $35,661 in repayment of notes payable and $602,136 in dividends paid prior to the acquisition of IPS.

Our working capital requirements are expected to increase in line with the growth of our business. We currently anticipate that working capital requirements can be fully satisfied via a revolving line of credit that is currently in place.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We are currently negotiating lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to funding working capital. We intend to finance these expenses with further debt availability. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

The Company acquired all the equity of Fishbone Solutions LTD. As a result of this transaction the Company issued a debt instrument of $1,500,000. The terms of this note requires the holders to mandatorily convert into 12,500,000 common shares on or before the end of the three year term.

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

Commitments and Off-Balance Sheet Arrangements

Contractual obligations at December 31, 2011 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$132	$396	$308	-0-	$836

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.
•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.
•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

(In thousands, except percentages and per share data)

	Twelve Months Ended
	Dec. 31, 2011	Dec. 31, 2010
Net income (loss)	$1,077	$(2,610)
Interest expense	10	3
Provision (benefit) for income taxes	664	(1,010)
Depreciation and amortization	86	115
EBITDA	$1,837	$(3,502)

Outlook

We have seen improvement in Construction Services in 2011 and we continue to experience a solid volume of bidding activity. Apart from the limited construction opportunities in portions of our Downstream Petroleum market, we believe the overall outlook for our core markets is positive.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

ITEM 8.        Financial Statements

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)         Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management’s report was not subject to attestation by our registered public accounting firm pursuant the permanent exemption of the SEC that require us to provide only management’s report in this annual report.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive and Corporate Governance.

The information required by this Item will appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Proposal One – Election of Directors”, “Executive Officers”, “Section 16a Beneficial Ownership Reporting Compliance”, “Code of Business Conduct and Ethics Policy”, and “Meetings of the Board of Directors and Committees of the Board”, and the information therein is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Executive Compensation”, “Compensation Discussion and Analysis”, “2011 Director Compensation”, and the information therein is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management”, and the information therein is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Meetings of the Board of Directors and Committees of the Board”, and the information therein is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the caption “Audit Disclosures,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

(b)      Exhibits

Exhibit No.	Description	Location
2.1	Share Exchange Agreement between the Company, International Plant Services, L.L.C. and the Equity Holders of International Plant Services, LLC dated December 30, 2011.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.
2.2	Amendment No. 1 to Share Exchange Agreement between the Company, International Plant Services, L.L.C. and the Equity Holders of International Plant Services, LLC dated December 31, 2011.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2012.
2.3	Share Exchange Agreement between the Company, Texas Gulf Oil & Gas, Inc. and the Equity Holders of Texas Gulf Oil & Gas, Inc. dated January 27, 2012.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.
2.4	Purchase Agreement between the Company and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.
2.5	Purchase, Sale and Share Exchange Agreement between the Company, Fishbone Solutions, Ltd. and the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.
3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.

3.3	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2009.	Incorporated by reference to Schedule 14C Definitive Information Statement filed with the SEC on September 18, 2009.

3.4	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2010.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010.

3.5	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.
3.6	Certificate of Designation of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.
3.7	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.
3.8	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 4, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2011.
3.9	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated November 22, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2011.
3.10	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 9, 2012.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.
3.11	Certificate of Correction filed with the Nevada Secretary of State on February 3, 2012.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.
10.1	Convertible Promissory Note issued by the Company in favor of Karim Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.2	Convertible Promissory Note issued by the Company in favor of Mohamed Noreddine Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.3	Employment Agreement between the Company and Craig Crawford dated January 1, 2012.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.
10.4	Employment Agreement between the Company and David Mathews dated January 1, 2012.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.
10.5	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.
10.6	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Damon Wagley dated January 27, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.
10.7	Convertible Promissory Note issued by the Company in favor of the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.
10.8	Convertible Promissory Note issued by the Company in favor of Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.
21	List of Subsidiaries of the Company	Provided herewith.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS GULF ENERGY, INCORPORATED

Date: April 10, 2012

	By:	/s/ David Mathews
David Mathews
Chief Exectuive Officer & Principal Executive Officer

/s/ Craig Crawford
Craig Crawford
Chief Financial Officer & Principal Financial and
Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 10, 2012

Signatures	Title	Date

/s/ David Mathews	Board Chairperson, Director	April 10, 2012
David Mathews

/s/ Craig Crawford	Director	April 10, 2012
Craig Crawford

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Consolidated Financial Statements

December 31, 2011 and 2010

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

La Porte, Texas

We have audited the accompanying consolidated balance sheets of Texas Gulf Energy, Inc. (formerly Global Nu-Tech, Inc.) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Gulf Energy, Inc. (formerly Global Nu-Tech, Inc.) as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 30, 2012

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$2,747,880	$245,360
Accounts receivable, net	4,402,230	1,461,071
Federal income taxes receivable	-	1,298,095
Deferred federal income tax	130,000	83,000
Prepaid expenses and other current assets	875,327	545,218
Total current assets	8,155,437	3,632,744

Property and equipment, net	191,158	235,463

TOTAL ASSETS	$8,346,595	$3,868,207

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$201,085	$198,532
Accrued liabilities	2,939,184	1,666,319
Due to related parties, net	1,430,773	2,631,507
Federal income tax payable	455,000	-
Current maturities on long term debt	-	21,037
Total current liabilities	5,026,042	4,517,395

Deferred federal income tax	29,000	43,000

Total liabilities	5,055,042	4,560,395

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.00001 par value per share; 500,000,000 authorized and 39,307,554 and 29,411,765 outstanding	393	294
Preferred stock - par value of .00001; 100,000,000 shares authorized;
Series A convertible preferred stock 2,900,000 and 0 shares issued and outstanding	29	-
Series B convertible preferred stock 10,000,000 and 10,000,000 shares issued and outstanding	100	100
Additional paid in capital	2,905,825	(394)
Retained earnings (deficit)	385,206	(692,188)
Total stockholders’ equity (deficit)	3,291,553	(692,188)

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,346,595	$3,868,207

The accompanying notes are an integral part of these financial statements

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Consolidated Statements of Operations

Years ended December 31, 2011 and 2010

	2011	2010

Revenues	$30,884,305	$23,981,553

Cost of revenues	25,413,044	22,493,029

Gross profit	5,471,261	1,488,524

General and administrative expenses	3,764,205	5,105,241

Income (loss) from operations	1,707,056	(3,616,717)

Other income (expense)
Interest expense, net	(10,883)	(2,540)
Other income	45,162	-
Total other income (expense)	34,279	(2,540)

Income (loss) before taxes	1,741,335	(3,619,257)

Income tax (expense) benefit	(663,941)	1,009,513

Net income (loss)	$1,077,394	$(2,609,744)

Net income (loss) for common share
Income (loss) per share - basic	$0.04	$(0.09)
Income (loss) per share - diluted	$0.01	$(0.09)

Weighted average common shares outstanding
Basic	29,438,877	29,411,765
Diluted	122,380,053	29,411,765

The accompanying notes are an integral part of these financial statements

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2011 and 2010

							Additional	Retained
	Common Stock		Series A Preferred		Series B preferred		paid in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Deficit)	Total
Balance,December 31, 2009	29,411,765	$294	-	$-	10,000,000	$100	$(394)	$2,519,692	$2,519,692

Dividends	-	-	-	-	-	-	-	(602,136)	(602,136)

Net loss	-	-	-	-	-	-	-	(2,609,744)	(2,609,744)

Balance,December 31, 2010	29,411,765	294	-	-	10,000,000	100	(394)	(692,188)	(692,188)

Series A convertible preferred stock for cash	-	-	2,900,000	29	-	-	2,906,318	-	2,906,347

Recapitalization	9,895,789	99	-	-	-	-	(99)	-	-

Net income	-	-	-	-	-	-	-	1,077,394	1,077,394

Balance,December 31, 2011	39,307,554	$393	2,900,000	$29	10,000,000	$100	$2,905,825	$385,206	$3,291,553

The accompanying notes are an integral part of these financial statements

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Statements of Cash Flows

Years ended December 31, 2011 and 2010

	2011	2010
Cash flow from operating activities
Net (loss) income	$1,077,394	$(2,609,744)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	86,375	114,786
Bad debt expense	189,744	235,000
Changes in working capital accounts:
Change in accounts receivables	(3,130,903)	1,781,928
Change in federal income taxes receivable	1,753,095	(322,106)
Change in prepaid expenses and other current assets	(330,109)	761,426
Change in accounts payable	2,553	(215,463)
Change in accrued liabilities	1,272,865	(554,986)
Change in due to related parties	(1,200,734)	1,369,344
Change in deferred income tax	(61,000)	(9,000)
Net cash provided by (used in) operating activities	(340,720)	551,185

Cash flows from investing activities
Purchase/Return of property and equipment	(42,070)	2,596
Net cash from investing activities	(42,070)	2,596

Cash flows from financing activities
Repayments of loans	(21,037)	(35,661)
Proceeds from issuance of Series A preferred stock	2,906,347
Dividends	-	(602,136)
Net cash from financing activities	2,885,310	(637,797)

Net change in cash and cash equivalents	2,502,520	(84,016)

Cash and cash equivalents:
Beginning	245,360	329,376
Ending	$2,747,880	$245,360

Supplemental disclosures of cash flow information
Cash payments (receipts) for:
Interest expense	$10,883	$2,749
Federal income tax	$300,000	$-
State income tax	$-	$(60,052)

The accompanying notes are an integral part of these financial statements

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Texas Gulf Energy, Inc. (a Nevada corporation) (“TGE” or “the Company”) is located in La Porte, Texas and is in the business of providing craftsmen, architects and engineers in the energy construction sector. Approximately seventy percent of the revenue is from new construction and the remainder is from repair and maintenance services. The work is generally performed under time and material priced contracts, based on hours worked plus mobilization fees at the outset of the projects. The lengths of the Company’s contracts vary but are typically less than one year.

On December 30, 2011, International Plant Services, LLC (“IPS”) was acquired by a share exchange transaction with Global NuTech, Inc.(“Global NuTech”), a Nevada corporation, pursuant to which IPS and Global NuTech have set forth certain terms relating to an acquisition between the parties with IPS becoming a wholly-owned subsidiary of Global NuTech. The transaction was recorded as a reverse merger whereby IPS was considered to be the accounting acquirer as its shareholders retained control of Global NuTech after the exchange, although Global NuTech is the legal parent company. The share exchange was treated as a recapitalization of IPS, and IPS (and its historical financial statements) is the continuing entity for financial reporting purposes. In the first quarter of 2012, Global NuTech changed its name to Texas Gulf Energy, Inc.

Cash and Cash Equivalents – The Company considers all highly liquid short-term instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition – Revenue is recognized when persuasive evidence of an arrangement exists, services are performed, sales price is determinable, and collection is reasonably assured. Services performed and not yet billed are included in accounts receivable as unbilled revenue. Mobilization fees are recognized upon the mobilization of the labor and the labor revenue is recognized at the unit price of labor hours worked. Per diem revenue is recorded in a similar fashion for meals, travel and lodging.

Contract costs include all labor costs, mobilization costs, travel, per diem for travel meals and lodging, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. General and administrative costs are charged to expense as incurred. Costs and estimated earnings in excess of billings are recorded as current assets and billings in excess of costs and estimated earnings are recorded as a liability.

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Accounts Receivable – The Company extends unsecured credit to its customers, which is non- interest bearing. Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to accounts that are not collectible. The Company maintains a bad debt reserve based on a variety of factors, including the age of the receivable, payment history, trends and financial condition of customers, macroeconomic conditions, and significant one-time events.

The Company determines the allowance based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Normal contract retainages are not typically used for this company. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted delinquent, receivables are written off. Management has determined that the allowance for doubtful accounts as of December 31, 2011 and 2010 is $388,227 and $242,664, respectively. Bad debt expense for the years ended December 31, 2011 and 2010 is $189,744 and $235,000, respectively.

Property and Equipment – Property and equipment are recorded at cost. Improvements or betterments of a permanent nature are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses resulting from property disposals are credited or charged to operations in the year of disposal.

The Company provides for depreciation using the straight-line method over the following estimated useful lives of assets:

Years of Life
Furniture and fixtures	5-10
Software	3
Computer and equipment	5-10
Vehicles	5-7
Leasehold improvements	3-30

Impairment of Long-Lived Assets – In accordance with Financial Standards Board Accounting Standards Codification (“FASB ASC”) 360, Property, Plant and Equipment, long-lived assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. The determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Fair Value of Financial Instruments – Under FASB ASC 820, Fair Value Measurements and Disclosures, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC 820, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our Level 1 assets primarily include our cash and cash equivalents (including our money market accounts). Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the immediate or short-term maturities of these financial instruments.

Advertising Charges – The Company charges advertising costs to expense as incurred. Advertising costs amounted to $2,993 and $2,168 for the years ended December 31, 2011 and 2010, respectively, and are included with general and administrative expenses in the accompanying financial statements.

Income Taxes – The Company is taxed as a corporation effective January 1, 2007. The company uses the liability method in accounting for income taxes, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect future tax returns. Deferred tax assets and liabilities are adjusted for tax rate changes in the year the changes are enacted. The realizability of the deferred assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the company’s tax returns. In prior year’s the entity was taxed as a partnership whereby income was passed through to the stockholders and the stockholders paid any income tax.

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

As part of the process of preparing its financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires the Company to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within the Company’s statements of financial condition. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact the Company’s consolidated financial position and results of operations.

Tax contingencies can involve complex issues and may require an extended period of time to resolve. Changes in the level of annual pre-tax income can affect the Company’s overall effective tax rate. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Furthermore, the Company’s interpretation of complex tax laws may impact its recognition and measurement of current and deferred income taxes.

Dividends – Cash distributions are made to members in the form of dividends, net of federal withholding. The Company can pay dividends to its shareholders at its own discretion upon approval by the Board of Directors.

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the financial statements.

Foreign Currency - Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations. The financial statements of foreign subsidiaries whose functional currency is the local currency are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. These translation gains and loss are included in the cumulative translation adjustment.

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Issued Accounting Pronouncements - The Company periodically evaluates the financial impact and effective date of all recently issued pronouncements of the Financial Accounting Standards Board (FASB) and other governing accounting and financial reporting bodies.  Management does not feel any pronouncement that has been issued or becomes effective subsequent to December 31, 2011, through the date of this report, is expected to have a material impact on the financial statements of the Company.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at December 31, 2011 and 2010:

	2011	2010

Furniture and fixtures	$25,035	$25,035
Software	51,898	26,009
Computers and equipment	89,785	80,204
Vehicles	265,919	259,564
Leasehold improvements	218,258	218,013

Total property and equipment	650,895	608,825
Less: accumulated depreciation	(459,737)	(373,362)
Total property and equipment, net	$191,158	$235,463

Depreciation for the year ended December 31, 2011 and 2010 amounted to $86,375 and $114,786 respectively, and is included with administrative and general expenses in the accompanying financial statements.

NOTE 3 – LONG-TERM NOTES PAYABLE

Long-term notes at December 31, 2011 and 2010 consist of the following:

	2011	2010

Note payable to a bank originally issued November 2006 due in monthly installments of $2,292 including interest at 7.85% per annum, through November 2011, secured by four vehicles.	$-	$21,037

Total debt	-	21,037
Less: current maturities of long-term debt	-	21,037
Total long-term debt	$-	$-

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 4 – ACCRUED LIABILITIES

The Company pays wages to their craftsmen each month, during the second week of the month, for the wages earned the month ended five weeks earlier, in accordance with their contracts with the contractors. Therefore, at year end the wages earned by the craftsmen for the months of November and December are included in the accrued balance. The Company may at its discretion pay bonuses to select personnel. These bonuses are accrued at year end. The amounts totaled $2,702,433 and $922,507 at December 31, 2011 and 2010, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s two majority owners as of December 31, 2011 maintain a 74.8% voting control of the Company. The Company utilizes corporations owed by the two majority shareholders that provide certain services to the company, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training
•	Lodging
•	Facilities
•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

Due to related parties is $1,430,773 and $2,631,507 as of December 31, 2011 and 2010, respectively, for services performed by affiliates of the Company.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. TGE pays $2 per hour billed by these employees for all of these services. Amounts payable to the related party as of December 31, 2011 and 2010 were $194,823 and 1,724,302 respectively.

Costs of revenue of $1,580,407 and $1,478,323 for these services provided by related parties are included in the income statements for the years ended December 31, 2011 and 2010, respectively.

The Company utilizes a United States LLC affiliated by common ownership for some of its hotels and lodging facilities to accommodate its construction workers. The Company charges clients $65 per diem for workers on location and in turn pays $40 to the related company for this service. The Company also has a one year lease for its operating facilities from this affiliate that are renewed annually. Amounts payable to the related party of $997,120 and $797,513 are included in the balances as of December 31, 2011 and 2010, respectively.

Costs of revenues for these services include $4,018,365 and $4,017,264 for hotel and lodging and rent of $165,000 and $153,000 the years ended December 31, 2011 and 2010, respectively.

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 6 - INCOME TAXES

The components of income tax expense (benefit) for the year ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Current federal tax expense (benefit)	$568,941	$(949,461)
Current state tax expense (benefit)	95,000	(60,052)
Total tax expense(benefit)	$663,941	$(1,009,513)

The effective tax rate for the Company is reconciled to statutory rates as follows:

	December 31, 2011	December 31, 2010
Statutory tax on book income (loss)	34%	(34)%
Nondeductible expenses	3	3
State income taxes, net of federal benefit	4	(2)
Domestic production tax	(3)	5
Income tax expense	38%	(28)%

The provision for income taxes varied from the U.S. federal statutory rate and average state tax rate for the years ended December 31, 2011 and 2010, primarily as a result of the domestic production tax state income taxes.

Components of deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$130,000	$83,000
Valuation allowance	-	-
Net deferred tax asset	$130,000	$83,000

Deferred tax liabilities:
Excess book over tax depreciation	$(29,000)	$(43,000)
Valuation allowance	-	-
Net deferred tax liability	$(29,000)	$(43,000)

The Company is currently involved in a dispute with the Internal Revenue Service regarding the deductibility of certain expenses taken in prior years. The Company believes it will prevail in the matter with no liability, however, as a precaution the Company has accrued an estimated amount of the liability on the balance sheet as of December 31, 2011.

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The total number of authorized shares of the Company’s common stock is 500,000,000 shares, $0.00001 par value per share. As of December 31, 2011 there were 39,307,554 common shares issued and outstanding.

On December 30, 2011, pursuant to the share exchange transaction IPS and Global NuTech, shareholders of IPS received 29,411,765 of Global NuTech common stock and 10,000,000 shares of Global Nu-Tech Series B preferred stock which are convertible into shares of common stock at a conversion price of $0.17 per share (or 58,823,529 common shares), subject to the terms therein. Shareholders of Global NuTech retained 9,895,789 shares of common stock. The share exchange was treated as a recapitalization of IPS, and IPS (and its historical financial statements) is the continuing entity for financial reporting purposes. In the first quarter of 2012, Global NuTech changed its name to Texas Gulf Energy, Inc.

Preferred Stock

The total number of authorized shares of the Company’s preferred stock is 100,000,000 shares. The total number of designated shares of the Company’s series A preferred stock is 2,900,000. The total number of designated shares of the Company’s series B preferred stock is 10,000,000. As of December 31, 2011, there were 2,900,000 shares of series A preferred stock issued and outstanding and 10,000,000 shares of series B preferred shares issued and outstanding. Series B preferred shares are senior to the common stock of the Company. Series A preferred shares are senior to the series B preferred shares of the Company.

Series A Convertible Preferred Stock

In December 2011, the Company issued 2,900,000 shares of Series A preferred shares for proceeds of $2,906,347 to the Company’s majority owners.

Holders of outstanding shares of the Company’s series A preferred are entitled to receive dividends at the annual rate of 4%, when, as, and if declared, therefore non-cumulative, by the Company’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Company’s series A preferred until dividends in the same amount per share on the Company’s series A preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of the Company’s series A preferred is entitled to receive $1.00 plus all declared and unpaid dividends thereon prior to similar liquidation payments due on shares of the Company’s common stock or any other class of securities junior to the Company’s series A preferred shares. The Company’s series A preferred are not entitled to participate with the holders of the Company’s common stock with respect to the distribution of any remaining assets of the Company. Shares of Series A Preferred have the option to convert into shares of common stock, at a conversion price of $.085 per share, on the earlier of : (a) the passing of three years from the issuance date of shares of the series A preferred shares or (b) the change of control, or sale, of the Company; Holders of outstanding shares of the Company’s series A preferred shall be entitled to vote on a 100-to1 (preferred share-to-common share) basis relative to the holders of common stock.

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 7 – STOCKHOLDERS’ EQUITY – (Continued)

Series B convertible preferred stock

Holders of outstanding shares of the Company’s series B preferred are entitled to receive dividends at the annual rate of 4%, when, as, and if declared, therefore non-cumulative, by the Company’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Company’s series B preferred until dividends in the same amount per share on the Company’s series B preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of the Company’s series B preferred is entitled to receive $1.00 plus all declared and unpaid dividends thereon prior to similar liquidation payments due on shares of the Company’s common stock or any other class of securities junior to the Company’s series B preferred shares. The Company’s series B preferred are not entitled to participate with the holders of the Company’s common stock with respect to the distribution of any remaining assets of the Company. Shares of series A preferred have the option to convert into shares of common stock, at a conversion price of $.17 per share, on the earlier of : (a) the passing of three years from the issuance date of shares of the series B preferred shares or (b) the change of control, or sale, of the Company; Holders of outstanding shares of the Company’s series A preferred shall be entitled to vote on a 1-to1 (preferred share-to-common share) basis relative to the holders of common stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases and Other Commitments

The Company leases office facilities under an operating lease agreement from a corporation affiliated by common ownership. This office lease consists of monthly installments of $12,000 expiring on April 30, 2018. Effective September 2011, the rate decreased to $11,000 monthly. The Company has five options to renew the office lease for no more than five years in each option. All taxes, utilities and interior improvements and repairs are paid by the Company. The abovementioned lease agreements require future annual payments as follows:

2012	$132,000
2013	132,000
2014	132,000
2015	132,000
Thereafter	308,000
$836 ,000

The Company is subject to certain litigation arising in the ordinary course of business. Management does not believe that any litigation will have a material adverse effect on the Company’s consolidated financial position.

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 9 – SIGNIFICANT CUSTOMERS

Four customers represented 25%, 14%, 13% and 11% of the Company’s gross sales for the year ended December 31, 2011. Four companies represented 25%, 16%, 11% and 11% of outstanding accounts receivable at December 31, 2011. Two customers represented 49% and 12% of the Company’s gross sales and two companies represented 45% and 14% of outstanding accounts receivable for the year ended December 31, 2010.

NOTE 10 – SUBSEQUENT EVENTS

On January 27, 2012, the Company entered into a share exchange agreement with Texas Gulf Oil & Gas, Inc., a Nevada corporation (“TGOG”), and the equity-holders of TGOG. Pursuant to the terms of the Agreement, the Company acquired all of the common stock of TGOG from the Equity-Holders, representing one hundred percent (100%) of the issued and outstanding shares of capital stock of TGOG, in exchange for $200,000 in cash and 4,000,000 newly-issued shares of the Company’s common stock, par value $0.00001 per share, of which 2,200,000 shares are being issued to seven (7) Equity-Holders and 1,800,000 shares are to be issued to one other Equity-Holder at a later date, which shall occur not later than 180 days following the Closing Date and is subject to certain conditions. As a result of the transaction, TGOG became a wholly-owned subsidiary of the Company.

On February 3, 2012, the Company completed the acquisition of Fishbone Solutions LTD. The consideration paid was $1,900,000 for 100% of the company. The consideration consisted of $400,000 cash and a convertible note with restrictions for the amount of $1,500,000.

On February 29, 2012, the Company entered into a receivables purchase agreement with a factoring company. Under the agreement, the Company can sell all rights, title and interests in their Accounts Receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the company of an amount between 14.30% and 10% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agrees to repurchase the receivables for $.90 for each $1.00 invoiced.

Employment Agreements

The Company entered into an employment agreement with its chief executive officer in January 2012 which expires in January 2015. During the term of his employment, the chief executive officer is entitled to the following compensation: (i) base salary of $240,000 per year (ii) standard benefits that are available to other Company executive officers and (iii) a stock grant of 15,667,806 restricted shares which shall vest and be issued as follows: (i) 5,222,602 restricted shares on January 15, 2012, (ii) 5,222,602 restricted shares on January 15, 2013, (iii) 5,222,602 restricted shares on January 15, 2014. In the event of a change of control all of the restricted shares will immediately vest. The restricted shares are forfeitable if the executive is terminated for cause.

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 10 – SUBSEQUENT EVENTS – (Continued)

Employment Agreements – (continued)

The Company entered into an employment agreement with its chief financial officer in January 2012 which expires in January 2015. During the term of his employment, the chief financial officer is entitled to the following compensation: (i) base salary of $175,000 per year (ii) standard benefits that are available to other Company executive officers and (iii) a stock grant of 4,710,000 restricted shares which shall vest and be issued as follows: (i) 1,570,000 restricted shares on January 15, 2012, (ii) 1,570,000 restricted shares on January 15, 2013, (iii) 1,570,000 restricted shares on January 15, 2014. In the event of a change of control all of the restricted shares will immediately vest. The restricted shares are forfeitable if the executive is terminated for cause.

