Form 10-Q
period 2012-03-31
Texas Gulf Energy Inc
filed 2012-05-21
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 333-149857

TEXAS GULF ENERGY, INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	26-0338889
(State of incorporation)	(I.R.S. Employer Identification No.)

1602 Old Underwood Road, La Porte, TX 77571

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (281) 867-8400

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Inter Active Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of May 15, 2012 there were 59,685,360 shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Gulf Energy, Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues	$9,066,188	$5,718,506
Cost of revenues	7,109,381	5,397,166
Gross profit	1,956,807	321,340
General and administrative expenses	1,895,853	659,727
Income (loss) from operations	60,954	(338,387)
Other income (expense)
Interest expense	(5,425)	(1,153)
Other	-	200
Income (loss) before taxes	55,529	(339,340)
Income tax benefit	24,834	-
Net income (loss)	$80,363	$(339,340)
Basic earnings (loss) per common share	$0.00	$(0.01)
Diluted earnings (loss) per common share	$0.00	$(0.01)
Weighted average common shares outstanding:
Basic	45,680,709	39,307,554
Diluted	137,930,549	39,307,554

See accompanying notes.

Texas Gulf Energy, Incorporated

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,845,852	$2,747,880
Accounts receivable, net	5,441,090	4,402,230
Deferred income taxes	130,000	130,000
Prepaid expenses and other current assets	991,875	875,327
Total current assets	9,408,817	8,155,437

Property and equipment, net	1,875,527	191,158
Goodwill and other assets	1,297,417	-
Total assets	$12,581,761	$8,346,595
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$935,960	$201,085
Accrued liabilities	3,137,364	2,939,184
Due to related parties, net	126,612	1,430,773
Federal income taxes payable	224,420	455,000
Lines of credit	2,462,482	-
Note payable	180,423	-
Total current liabilities	7,067,261	5,026,042

Convertible debt	1,500,000	-
Deferred federal income tax	29,000	29,000
Total liabilities	8,596,261	5,055,042

Contingencies

Stockholders’ equity:
Common stock - $.00001 par value; 500,000,000 shares authorized; 45,680,709 shares issued and outstanding as of March 31, 2012, and 39,307,554 December 31, 2011	457	393
Preferred stock – par value of .00001; 100,000,000 shares authorized; Series A convertible preferred stock 2,900,000 issued and outstanding;	29	29
Series B convertible preferred stock 10,000,000 issued and outstanding.	100	100
Additional paid in capital	3,519,345	2,905,825
Retained earnings	465,569	385,206
Total stockholders’ equity	3,985,500	3,291,553
Total liabilities and stockholders’ equity	$12,581,761	$8,346,595

See accompanying notes.

Texas Gulf Energy, Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Cash flow from operating activities
Net income (loss)	$80,363	$(339,340)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	89,987	26,383
Stock based compensation	213,584	-
Changes in working capital accounts:
Change in accounts receivables	(419,055)	(1,825,034)
Change in federal income taxes receivable	(230,580)	-
Change in prepaid expenses and other current assets	(78,177)	(286,181)
Change in accounts payable	720,066	3,292,667
Change in accrued liabilities	137,532	708,026
Change in due to related parties	(1,354,423)	(2,160,202)
Net cash provided by (used in) operating activities	(840,703)	(583,681)

Cash flows from investing activities
Purchase of property and equipment	(668,600)	-
Proceeds for the disposition of assets	94,094	-
Acquisitions	(371,022)	-
Net cash from investing activities	(945,528)	-

Cash flows from financing activities
Payment on notes payable	(189,279)	-
Proceeds from loans	-	351,121
Lines of credit, net	2,073,482	-
Net cash from financing activities	1,884,203	351,121

Net change in cash and cash equivalents	97,972	(232,560)

Cash and cash equivalents:
Beginning	2,747,880	245,360
Ending	$2,845,852	$12,800

Supplemental disclosure of cash flow information
Cash payments (receipts) for:
Federal income tax	$300,000	$-
Interest expense	$5,481	$1,153

See accompanying notes.

Texas Gulf Energy, Incorporated

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Texas Gulf Energy, Incorporated (“TGE”, “we”, “our”, “us”, “its” or the “Company”) and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

The Company’s subsidiaries include Texas Gulf Oil & Gas, Inc. and its subsidiaries (“TGOG”) and Fishbone Solutions, Inc. and its subsidiaries (“Fishbone”). The Company acquired TGOG in January 2012 and Fishbone in February 2012 and their results of operations are included from the dates of acquisition.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting of normal recurring adjustments and other adjustments described herein that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year then ended. The Company’s business is cyclical due to the scope and timing of projects released by its customer base. Planned maintenance projects at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Our business can also be affected by seasonal weather conditions including hurricanes, snowstorms, abnormally low or high temperatures or other inclement weather, which can result in reduced activities. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Recently Issued Statements of Financial Accounting Standards

Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 requires that comprehensive income be reported in either a single contiguous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The provisions of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011; therefore, the Company will adopt ASU 2011-05 in the third quarter of fiscal 2012. We do not believe ASU 2011-05 will impact the Company’s financial position or results of operations, as it only requires a change in the format of the current presentation.

Note 3 – Convertible Debt

Fishbone Note

On February 3, 2012, the Company, in connection with the purchase of Fishbone issued promissory notes (also referred to herein as the “Notes”), in the aggregate amount of $1,500,000. The outstanding principal together with interest thereon at the rate of .19% per annum, is convertible into shares of our restricted common stock, at $0.12 per share.

Such equity-holders will be limited to selling stock converted from the Notes as follows:

(a) zero percent (0%) until the one year anniversary (February 3, 2013);

(b)	no more than fifteen percent (15%) of the principal amount and accrued interest of each Note from the one year anniversary date February 13, 2013 until the day before the two year anniversary (February 13, 2014);
(c)	an additional fifteen percent (15%) from the two year anniversary (February 13, 2014) until the day before the three year anniversary of the Notes February 13, 2015; and
(d)	the entire remaining balance of accrued interest and principal thereon becoming due and the stock converted from the Notes become unrestricted for sale on the three year anniversary of the Notes, at which time all such limitations on sale will be lifted.

Notwithstanding, the equity-holders must convert any remaining balance on the Notes no later than the third year anniversary (February 3, 2015). The Notes may also become due and subject to rights of conversion in the event of a liquidation event or change of control.

Convertible debt at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011

Fishbone Note	$1,500,000	$-
Less: current maturities of long-term debt	-	-
Total convertible debt	$1,500,000	$-

Note 4 - Lines of Credit

On February 29, 2012, the Company entered into a $5 million receivables purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 14.30% and 10% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank, prior to collection of the invoice by the bank. The balance on the purchase agreement represents the sold accounts receivable not yet collected by the bank, and was $2,296,182 and $1,504,408 was available at March 31, 2012.

The Company’s subsidiary has a $500,000 revolving line of credit with a financial institution secured by all assets of the subsidiary bearing interest at 6.5%, maturing September 2012. The balance on the line of credit was $166,300 and $333,700 was available at March 31, 2012.

Note 5 - Note Payable

On June 13, 2008, Fishbone Solutions GP, LLC, now known as Fishbone Solutions, Inc., the Company’s wholly owned subsidiary, executed a unsecured promissory note payable to John W. Bones and Patricia Bones in the amount of $575,000 payable monthly for the term of fifty-nine months with interest at 4.58% per annum. The loan balance as of March 31, 2012 was $180,423.05. The note is guaranteed by the Company.

Note 6 - Stock Based Compensation

The stock based compensation cost that has been charged against income by the Company was $213,584 and $- for the three months ended March 31, 2012 and 2011, respectively, for common stock awarded by the Company. In January 2012, the Company entered into employment agreements with the chief executive officer, chief financial officer and other key employees and granted 28,477,806 restricted shares vesting over 36 months. The fair value of the common stock on the date of grant was $0.09 or $2,563,002.

Note 7 - Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2012 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	2012	2011
Basic earnings (loss) per Share
Numerator:
Income (loss) available to common shareholders	$80,363	$(339,340)
Denominator:
Weighted-average shares outstanding	45,680709	39,307,554

Basic earnings (loss) per share	$0.00	$(0.01)
Diluted Earnings (loss) per Share
Numerator:
Income	$80,363	$(339,340)
Denominator:
Weighted-average shares outstanding Effect of dilutive securities	45,680,709	39,307,554
Convertible debt	5,681,647	-
Preferred stock – Series A	34,117,647	-
Preferred stock – Series B	58,823,529	-

Diluted weighted-average shares outstanding	137,930,549	39,307,554

Diluted earnings per share	$0.00	$(0.01)

Note 8 – Segment Information

The Company has three reportable segments, the Construction Services, Fishbone Solutions and Texas Gulf Oil & Gas segments.

Construction Services

Our Construction Services segment provides turnkey and specialty construction services to a wide range of industrial and energy sector clients. Our scope of services includes managing and executing major capital and turnaround projects, the provision of project management personnel, and other construction resources, like project planners/schedulers, engineers, welders, fitters and millwrights. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience and expertise includes turnarounds, retrofits, modifications and expansions to existing facilities as well as the construction of new facilities in the refinery, petrochemical, mining and power industries.

Fishbone Solutions

Fishbone Solutions, Inc. provides project management services, experienced management personnel and systems to ensure repeatable performance in the following services: program and project management, planning and scheduling, field design and drafting, P&ID updates, CAD work for fabrication, SCOPE Software for field planning, subcontract management, project management, project controls, material procurement and management, and construction related administration functions. We use enhanced digital photography in our SCOPE Development Process and we supply high quality teams to define, schedule and manage projects from "cradle to grave" nationwide.

Fishbone Solutions, LTD was acquired by the Company on February 3, 2012 and the name was changed to Fishbone Solutions, Inc. effective March 28, 2012.

Texas Gulf Oil & Gas

The primary assets of Texas Gulf Oil & Gas, Inc. include leases, options and interests in nineteen (19) oil wells throughout the Austin Chalk near Luling, Texas, as well as options on wells to be drilled or re-entered in three leases identified as the Tilmon, Lay, and Rodenberg. Texas Gulf Oil & Gas, Inc. also provides well services on its own crude oil wells as well as to other companies and individual oil well owners.

Segment revenue is as follows: (in 000’s)

	Texas Gulf Oil and Gas	Construction Services	Fishbone Solutions	Total
Three months ended March, 31, 2012:
Revenues	$7	$8,401	$695	$9,103

Net income from operations	(87)	150	(7)	56

Total assets	331	9,560	2,690	12,581

This is the total before elimination. The total asset after elimination is 12,083
Three months ended March, 31, 2011:
Revenues	$-	$5,718	$-	$5,718

Net income from operations	-	(339)		(339)

Total assets	-	3,951		3,951

Note 9 – Acquisitions

On January 27, 2012, the Company entered into a share exchange agreement with TGOG, and the equity-holders of TGOG. Certain equity holders of TGOG are also shareholders of the Company. Pursuant to the terms of the agreement, the Company acquired all of the common stock of TGOG from its equity-holders, representing one hundred percent (100%) of the issued and outstanding shares of capital stock of TGOG, in exchange for 4,000,000 newly-issued shares of common stock of the Company, of which 2,200,000 shares are being issued to seven (7) of the equity-holders and 1,800,000 shares are to be issued to one other equity-holder at a later date, which shall occur not later than 180 days following the closing date and is subject to certain conditions. As a result of the transaction, TGOG became a wholly-owned subsidiary of the Company.

The Company’s acquisition of TGOG did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures is not presented.

On February 3, 2012, the Company completed the acquisition of Fishbone Solutions LTD. The consideration paid was approximately $1,921,000 for 100% of the company. The consideration consisted of $421,000 cash and a convertible note in the amount of $1,500,000.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows:

Accounts receivable, net	$619,806
Prepaid assets	47,653
Property and equipment	1,175,000
Goodwill	862,889
Total assets acquired	2,705,348
Liabilities assumed	784,160
Total	$1,421,188

The following unaudited pro forma summary presents consolidated information of the Company as if the consolidation of Fishbone had occurred on January 1, 2011. The pro forma financial information gives effect to the Company’s consolidation of Fishbone by the application of the pro forma adjustments to the historical consolidated financial statements of the Company. Such unaudited pro forma financial information is based on the historical financial statements of the Company and Fishbone and certain adjustments, which the Company believes to be reasonable based on current available information, to give effect to these transactions. Pro forma adjustments were made from January 1, 2011 up to the date of the consolidation with the actual results reflected thereafter in the pro forma financial information.

The unaudited pro forma condensed consolidated financial data does not purport to represent what the Company’s results of operations actually would have been if the consolidation of Fishbone had occurred on January 1, 2011, or what such results will be for any future periods. The actual results in the periods following the consolidation date may differ significantly from that reflected in the unaudited pro forma condensed consolidated financial data for a number of reasons including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma condensed consolidated financial data and the actual amounts.

The financial information of Fishbone has been derived from the historical financial statements of Fishbone, which were prepared in accordance with US GAAP.

Unaudited adjustments have been made to adjust the results of Fishbone to reflect additional amortization expense that would have been incurred assuming the fair value adjustments to intangible assets as well as additional interest expense on the debt assumed had been applied from January 1, 2011, as well as additional pro forma adjustments, to give effect to these transactions occurring on January 1, 2011.

Proforma Consolidated Data	Three Months Ended
	March 31,
	2012	2011
Revenues	$9,394,768	$6,919,173
Costs and expenses, net	$9,187,226	$7,187,717
Net income (loss)	$207,542	$268,544

Note 10 – Contingencies

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known, and the known claims as of this date are as follows:

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, LLC (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by 55 Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The Company believes that this lawsuit is without merit. The Company intends to pursue its claims and defenses vigorously.

Cause No. 2012-23084; Ardent Services, LLC vs. David D. Mathews and Larry J. Laqua.

The Company is providing the defense of its employees, Mr. Mathews (President and CEO of the Company) and Mr. Laqua (Vice President of a Company subsidiary), in a matter involving their former employer, Ardent.  Ardent is suing Mr. Mathews and Mr. Laqua in the 234th District Court, Harris County, Houston, Texas for breach of confidentiality and non-solicitation clauses in certain employment agreements, along with other breaches of duties allegedly owed.  The Company intends to sponsor and fully assist in the defense of Mr. Mathews and Mr. Laqua.  On behalf of Mathews and Laqua, Company legal counsel has filed a motion to dismiss based on a forum selection clause in a subject agreement. The suit was initially instituted on April 20, 2012. The plaintiff is seeking relief in the form of injunctive and unspecified monetary relief. The Company intends to vigorously defend against these claims.

Based on our knowledge as of the date of this filing, we believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. It is the opinion of management that the eventual resolution of the above claims is unlikely to have a material adverse effect on our financial position or operating results. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a negative material effect on our financial position, results of operations or liquidity.

Note II - Related Party Transactions

The Company's two majority owners as of March 31, 2011 maintain a 74.8% voting control of the Company. The Company utilizes corporations owed by the two majority shareholders that provide certain services to the Company, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training
•	Lodging
•	Facilities
•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

Due to related parties is $126,612 at March 31, 2012 for services performed by affiliates of the Company. The balance owed was reduced by $1,304,000 during this quarter.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. TGE pays $2 per hour billed by these employees for all of these services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting policies from those reported in our fiscal 2011 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2011 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Consolidated

Consolidated revenues were $9.1 million for the three months ended March 31, 2012, an increase of $3.4 million, or 60%, from consolidated revenues of $5.7 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of an increase in utilization at International Plant Services, L.L.C., the underlying business environment and the acquisitions completed by the Company.

Consolidated gross profit increased from $.32 million in the three months ended March 31, 2011 to $1.96 million in the three months ended March 31, 2012. The increase of $1.6 million, or 513%, was primarily due to higher gross revenues. Gross profit increased to 21.6% in the three months ended March 31, 2012 from 5.6% in the same period a year earlier. The gross profit improved due to improved utilization and rates. The Company has increased it employee utilization from 76% to 95% for the three months ended March 31, 2011 to March 31, 2012, respectively. The Company also improved rates we charge to our customers and have negotiated better rates from our vendors.

Consolidated selling, general & administrative (“SG&A”) expenses were $1.9 million in the three months ended March 31, 2012 compared to $.7 million in the same period a year earlier. The increase of $1.2 million, or 171%, was primarily related to higher operating costs in the first quarter of fiscal 2012 due to the addition of new operating units that did not generate revenue in the first quarter, additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, increased business volumes and strategic initiatives. SG&A expenses in the three months ended March 31, 2011 included $214,000 in non-cash compensation not incurred in the 1st quarter of 2010. SG&A expense as a percentage of revenue increased to 21% in the three months ended March 31, 2012 compared to 12% in the same period in the prior fiscal year. We expect SG&A as a percent of revenue in future quarters to drop as new business units bring on projects and associated revenues in accordance with our 2012 plan.

The effective tax rate was a benefit of 44% for the three months ended March 31, 2012 and was 0% in the same period in 2011.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

A reconciliation of EBITDA to net income follows: (in 000’s)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$80	$(339)
Interest expense	5	1
Income tax expense (benefit)	(25)	-
Depreciation and amortization	90	26
EBITDA	$150	$(312)

FINANCIAL CONDITION AND LIQUIDITY

Overview

We believe we have adequate liquidity to fund business operations and meet all monetary contractual obligations for the next twelve months. Our primary sources of liquidity for the three months ended March 31, 2012 was cash generated from operations, cash on hand at the beginning of the year and our accounts receivable line of credit. Cash on hand at March 31, 2012 totaled $2.8 million. We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in borrowings under our credit facility.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Capital expenditures

Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Contract disputes or collection issues

Dividend Policy

We have not declared any dividends on our Common Stock since our inception. Any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Company’s board of directors (the “Board”) may deem relevant. There are no dividend restrictions that limit our ability to pay dividends on our Common Stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Outlook

We have seen what we consider to be a strong recovery in the underlying business environment in which the Company operates. We continue to see signs of recovery and growth and plan to capitalize on opportunities that are presented by the market as it recovers further in the coming months and years. There is a significant increased bidding activity domestically and internationally that we believe will bring additional revenue opportunities to the Company.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from our Construction Services and Fishbone Solutions segments;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other development trends of the industries we serve;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements; and

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended December and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas and power industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business operations. We assume no obligation to update publicly, except as required by law, any such forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

The disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors or fraud. The design of our internal control system takes into account the fact that there are resource constraints and the benefits of controls must be weighed against the costs. Additionally, controls can be circumvented by the acts of key individuals, collusion or management override.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2012.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2012.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known, and the known claims as of this date are as follows:

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, LLC (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by 55 Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The Company believes that this lawsuit is without merit. The Company intends to pursue its claims and defenses vigorously.

Cause No. 2012-23084; Ardent Services, LLC vs. David D. Mathews and Larry J. Laqua.

The Company is providing the defense of its employees, Mr. Mathews (President and CEO of the Company) and Mr. Laqua (Vice President of a Company subsidiary), in a matter involving their former employer, Ardent.  Ardent is suing Mr. Mathews and Mr. Laqua in the 234th District Court, Harris County, Houston, Texas for breach of confidentiality and non-solicitation clauses in certain employment agreements, along with other breaches of duties allegedly owed.  The Company intends to sponsor and fully assist in the defense of Mr. Mathews and Mr. Laqua.  On behalf of Mathews and Laqua, Company legal counsel  has filed a motion to dismiss based on a forum  selection clause in a subject agreement. The suit was initially instituted on April 20, 2012. The plaintiff is seeking relief in the form of injunctive and unspecified monetary relief. The Company intends to vigorously defend against these claims.

Based on our knowledge as of the date of this filing, we believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. It is the opinion of management that the eventual resolution of the above claims is unlikely to have a material adverse effect on our financial position or operating results. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a negative material effect on our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the quarter ended March 31, 2012, the Company and applicable parties amended the Company’s employment agreements with David Mathews and Craig Crawford, as well its consulting agreement with Corporate Strategies, LLC. In part, the amendments provide for the right of the Company to clawback or reclaim any unvested shares during the stated 3 year vesting period. The aforementioned descriptions of the amendments do not purport to be complete and are qualified in their entirety by reference to such documents which are attached to and incorporated by reference into this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.3, respectively.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Amendment to Crawford Employment Agreement, dated January 2, 2012

10.2	Amendment to Mathews Employment Agreement, dated January 2, 2012

10.3	Amendment to Corporate Strategies LLC Consulting Agreement, dated January 2, 2012

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: May 21, 2012	By:	/s/ Craig Crawford
Craig Crawford, Chief Financial Officer signing on behalf of the registrant and as the registrant’s Principal Financial Officer

