Form 10-Q
period 2012-06-30
Texas Gulf Energy Inc
filed 2012-08-14
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of August 10, 2012 there were 64,947,025  shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

i

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended December 31, 2011 and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas and power industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Gulf Energy, Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$8,263,576	$8,382,841	$17,329,764	$14,101,347

Cost of revenues	6,062,475	7,040,688	13,171,856	12,437,854

Gross profit	2,201,101	1,342,153	4,157,908	1,663,493

General and administrative expense	2,595,175	582,586	4,491,027	1,242,313

Income (loss) from operations	(394,074)	759,567	(333,119)	421,180

Other income (expense)
Other income (expense)	682	-	682	200
Interest expense	(67,031)	-	(72,456)	(1,153)
Total other income (expense)	(66,349)	-	(71,774)	(953)

Income before income tax	(460,423)	759,567	(404,893)	420,227

Income tax benefit (expense)	115,809	(154,503)	140,643	(154,503)

Net income (loss)	(344,614)	605,064	(264,250)	265,724

Earnings (loss) per share
Basic	$(0.00)	$0.02	$(0.00)	$0.01
Diluted	$(0.00)	$0.02	$(0.00)	$0.01

Weighted average shares outstanding
Basic	47,254,016	29,411,765	45,733,732	29,411,765
Diluted	47,254,016	29,411,765	45,733,732	29,411,765

See accompanying notes.

Texas Gulf Energy, Incorporated

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,929,227	$2,747,880
Accounts receivable, net	4,854,660	4,402,230
Federal taxes receivable	85,801	-
Deferred income taxes	130,000	130,000
Prepaid expenses and other current assets	985,450	875,327
Total current assets	7,985,138	8,155,437

Property and equipment, net	1,788,578	191,158
Goodwill and other assets	1,297,596	-
Total assets	$11,071,312	$8,346,595

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$192,879	$201,085
Accrued liabilities	3,031,557	2,939,184
Due to related parties, net	105,294	1,430,773
Federal income taxes payable	-	455,000
Lines of Credit	2,188,305	-
Note payable	169,808	-
Total current liabilities	5,687,843	5,026,042

Convertible debt	1,500,000	-
Deferred federal income tax	29,000	29,000
Total liabilities	7,216,843	5,055,042

Commitments and Contingencies

Stockholders’ equity:
Common stock - $.00001 par value; 500,000,000 shares authorized; 48,053,855 shares issued and outstanding as of June 30, 2012, and 39,307,554 December 31, 2011	481	393
Preferred stock – par value of .00001;100,000,000 shares authorized; Series A convertible preferred stock 2,900,000 issued and outstanding	29	29
Series B convertible preferred stock 10,000,000 issued and outstanding	100	100
Additional paid in capital	3,732,904	2,905,825
Retained earnings	120,955	385,206
Total stockholders’ equity	3,854,469	3,291,553
Total liabilities and stockholders’ equity	$11,071,312	$8,346,595

See accompanying notes.

Texas Gulf Energy, Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Cash flow from operating activities
Net income (loss)	$(264,250)	$265,724
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	219,610	53,012
Stock based compensation	427,167	-
Changes in working capital accounts:
Change in accounts receivables	167,376	(1,604,252)
Change in federal income taxes receivable	(540,802)	1,606,000
Change in prepaid expenses and other current assets	(71,931)	(303,591)
Change in accounts payable	(23,016)	1,930,264
Change in accrued liabilities	31,725	931,914
Change in due to related parties	(1,375,741)	(2,177,143)
Net cash provided by (used in) operating activities	(1,429,862)	701,928

Cash flows from investing activities
Purchase of property and equipment	(617,180)	-
Acquisitions	(371,022)	-
Net cash from investing activities	(988,202)	-

Cash flows from financing activities
Payment of notes payable	(199,894)	-
Proceeds from loans	-	93,422
Lines of credit, net	1,799,305	-
Net cash from financing activities	1,599,411	93,422

Net change in cash and cash equivalents	(818,653)	795,350

Cash and cash equivalents:
Beginning	2,747,880	245,360
Ending	$1,929,227	$1,040,710

Supplemental disclosure of cash flow information
Cash payments (receipts) for:
Federal income tax	$194,414	$-
Interest expense	$72,456	$1,153

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year then ended. The Company’s business is cyclical due to the scope and timing of projects released by its customer base. Planned maintenance projects at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Our business can also be affected by seasonal weather conditions including hurricanes, snowstorms, abnormally low or high temperatures or other inclement weather, which can result in reduced activities. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

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

Note 3 – Convertible Debt

Fishbone Note

On February 3, 2012 the Company issued a convertible note associated with the purchase of Fishbone Solutions, Inc. (“Fishbone”), on the closing date of the transaction, the Company issued individually to the equity-holders of Fishbone, promissory notes (also referred to herein as the “Notes”), in the proportional principal amounts directed by the equity-holders, in the aggregate amount of $1,500,000 together with interest thereon at the rate of .19% per annum, the principal and accrued interest thereon being convertible into shares of our common stock, par value $0.00001 per share (“Common Stock”), at $0.12 per share, with the sale of such restricted Common Stock being subject to Rule 144 of the Securities Act of 1933 and any other pertinent rules of law regarding restricted securities.

Such equity-holders will be limited to selling stock converted from the Notes as follows:

(a) zero percent (0%) until the one year anniversary; (February 3, 2013)

(b) no more than fifteen percent (15%) of the principal amount and accrued interest of each Note from the one year anniversary date (February 3, 2013) until the day before the two year anniversary;

(c) an additional fifteen percent (15%) from the two year anniversary (February 13, 2014) until the day before the three year anniversary of the Notes; (February 13, 2015) and

(d) the entire remaining balance of accrued interest and principal thereon becoming due and the stock converted from the Notes become unrestricted for sale on the three year anniversary of the Notes, at which time all such limitations on sale will be lifted.

Notwithstanding, the equity-holders must commence any conversion process of any remaining balance on the Notes no later than the third year anniversary (February 3, 2015). The Notes may also become due and subject to rights of conversion in the event of a liquidation event or change of control.

Convertible debt at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	Dec. 31, 2011

Fishbone Note	$1,500,000	$-
Less: current maturities of long-term debt	-	-
Total long-term debt	$1,500,000	$-

Note 4 - Lines of Credit

On February 29, 2012, the Company entered into a $5 million receivables purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 14.30% and 10% of the receivable invoice amounts depending on length of time it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $2,055,405 and $2,944,595 was available at June 30, 2012.

Fishbone Solutions, Inc. has a $500,000 revolving line of credit with a financial institution secured by all assets of the subsidiary bearing interest at 6.5%, maturing September 2012. The balance on the line of credit was $132,900 and $367,000 was available at June 30, 2012.

Note 5 - Note Payable

On June 13, 2008 Fishbone Solutions LTD, now known as Fishbone Solutions, Inc. executed a promissory note payable to John W. Bones and Patricia Bones in the amount of $575,000 payable monthly for the term of fifty-nine months with interest at 4.48% per annum. The loan balance as of June 30, 2012 was $169,808.

Note 6 - Stock Based Compensation

The stock based compensation cost that has been charged against income by the Company was $427,167 and $0.00 for the six months ended June 30, 2012 and 2011, respectively, for Common Stock awarded by the Company. The Company entered into employment agreements with the chief executive officer, chief financial officer, and other key employees and granted 28,477,806 restricted shares of Common Stock vesting over 36 months. The fair value of the Common Stock on the date of grant was $0.09 or $2,563,002.

Note 7 - Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2012 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the six months ended June 30, 2012 in the form of convertible preferred stock series A, and B and convertible debt. Due to net loss for the six months ended June 30, 2012 these securities had an anti-dilutive effect on earnings diluted earnings per share.

Note 8 – Income Taxes

The Company complies with ASC 740, “Income Taxes”. Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates. Valuation allowances are established against deferred tax assets to the extent management believes that it is not probable that the assets will be recovered.

The Company provides for income taxes regardless of whether it has received a tax assessment. Taxes are provided when it is considered probable that additional taxes will be due in excess of amounts included in the tax return. The Company continually reviews exposure to additional income taxes due, and as further information is known or events occur, adjustments may be recorded.

Note 9 – Segment Information

The Company has four reportable segments, Texas Gulf Oil & Gas, Inc., International Plant Services, L.L.C., TGE Electrical & Instrumentation, Inc., and Fishbone Solutions, Inc. segments.

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

International Plant Services

Our International Plant Services, L.L.C., segment provides turnkey and specialty construction services to a wide range of industrial and energy sector clients. Our scope of services includes managing and executing major capital and turnaround projects, the provision of project management personnel, and other construction resources, like project planners/schedulers, engineers, welders, fitters and millwrights. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience and expertise includes turnarounds, retrofits, modifications and expansions to existing facilities as well as the construction of new facilities in the refinery, petrochemical, mining and power industries.

TGE Electrical & Instrumentation Services

TGE Electrical & Instrumentation, Inc. provides specialty electrical services, including new construction, maintenance, turnarounds, commissioning, skid/module construction, inspection services, troubleshooting, project management. Services for process industry include capital project construction, multi-year programs, maintenance services programs, calibration, commissioning and startup services. The support services include constructability reviews, cost estimating and budget development, project and construction management.

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

Fishbone Solutions, LTD was acquired by the Company on February 3, 2012 and the name was changed to Fishbone Solutions, Inc. effective March 28, 2012.

Segment revenue is as follows: (in $000’s)

Six months ended June 30, 2012:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation	Fishbone Solutions	Totals
Revenues	23	14,854	348	2,105	17,330
Net income (loss)	(179)	(38)	3	(50)	(264)
Total Assets	244	11,605	3	2,233	14,085

Total assets include $3,014 in eliminations.

Six months ended June 30, 2011:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Totals
Revenues	-	14,101	-	-	14,101
Net income (loss)		266			266
Total Assets	-	5,220	-	-	5,220

Three months ended June 30, 2012:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Totals
Revenues	15	6,754	348	1,146	8,263
Net income (loss)	(92)	(262)	40	(31)	(345)

Three months ended June 30, 2011:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Totals
Revenues	-	8,383	-	-	8,383
Net income	-	605	-	-	605

Note 10 – Acquisitions

On January 27, 2012, the Company entered into a share exchange agreement with Texas Gulf Oil & Gas, Inc., a Nevada corporation (“TGOG”), and the equity-holders of TGOG. Pursuant to the terms of the agreement, the Company acquired all of the common stock of TGOG from its equity-holders, representing one hundred percent (100%) of the issued and outstanding shares of capital stock of TGOG, in exchange for 4,000,000 newly-issued shares of Common Stock, of which 2,200,000 shares are being issued to seven (7) of the equity-holders and 1,800,000 shares are to be issued to one other equity-holder at a later date, which shall occur not later than 180 days following the closing date and is subject to certain conditions. As a result of the transaction, TGOG became a wholly-owned subsidiary of the Company.

The Company’s acquisition of TGOG did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures is not presented.

On February 3, 2012, the Company completed the acquisition of Fishbone Solutions LTD (now known as Fishbone Solution, Inc.). The consideration paid was approximately $1,921,000 for 100% of the company. The consideration consisted of $421,000 cash and a convertible note with restrictions for the amount of $1,500,000.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows:

Accounts receivable, net	$619,806
Prepaid assets	47,653
Property and equipment	1,175,000
Goodwill	862,889
Total assets acquired	2,705,348
Liabilities assumed	784,160
Total	$1,921,188

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

	Six Months Ended June 30,
	2012	2011
Revenues	17,329,764	16,152,539
Costs and expenses, net	17,594,014	15,863,219
Net income (loss)	(264,250)	289,320

Note 11 – Contingencies

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services L.L.C. et al.

International Plant Services, L.L.C. (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by 55 Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The Company believes that this lawsuit is without merit. The Company intends to pursue its claims and defenses vigorously.

Cause No. 2012-23084; Ardent Services, L.L.C. vs. David D. Mathews and Larry J. Laqua.

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

Note 12 - Related Party Transactions

The Company's two majority owners as of June 30, 2012 maintain a 74.8% voting control of the Company. The Company utilizes corporations owed by the two majority shareholders that provide certain services to the Company’s construction services segment, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training
•	Lodging
•	Facilities
•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

Due to related parties is $105,294 at June 30, 2012 for services performed by affiliates of the Company. The balance owed was reduced by $1,325,479 during the preceding six months.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. TGE pays $2 per hour billed by these employees for all of these services.

Note 13 – Significant Customers

During the six months ended June 30, 2012 the Company derived a significant amount of revenue from three customers comprising of 10%, 27% and 11%. Compared to three customers during the six months ended June 30, 2011 comprising of 29%, 16%, and 17%.

Note 14 – Subsequent Events

During July and August 2012 the Company issued 4,746,301per the vesting of the 28,477,806 restricted shares vesting over 36 months to the chief executive officer, chief financial officer, and other key employees.

On July 5, 2012 the Company granted 1,100,000 restricted shares to key employees for services, vesting equally on July 15, 2012, July 15, 2013, and July 15, 2014.

On July 15, 2012, the Company entered into an agreement with its Corporate Secretary, Denise Nelson, in connection with her continued employment with the Company, pursuant to which the Company agreed to issue 100,000 shares of Common Stock to Ms. Nelson, subject to certain restrictions. The shares of Common Stock vest as follows: 33,333 of the shares on July 15, 2012; (ii) 33,333 of the shares on February 1, 2013 and (iii) 33,334 of the shares on February 1, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Texas Gulf Energy, Incorporated, a Nevada corporation, is referred to in this Quarterly Report on Form 10-Q as “we”, “us”, “our”, or the “Company”. Our Common Stock is quoted on the OTCQB under the symbol “TXGE”.

Introduction

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical facts, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Quarterly Report on Form 10-Q under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

Overview

The Company’s primary focus is providing construction services to the downstream energy business. The Company deploys engineering, construction, technical, skilled crafts and project management personnel to industrial and energy-sector companies, domestically and internationally. We have strived to build a reputation throughout the energy markets for having the ability to provide construction services with professional, experienced and well trained teams to maximize the ability of our customers to complete major projects safely, on time and on budget. Our service offerings are vertically integrated into other energy market segments, including wellhead services, oil and gas production, and professional consulting services, both domestically and internationally, with a goal to provide top notch service to our customers.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Consolidated

Our consolidated revenues were $17.3 million for the six months ended June 30, 2012, an increase of $3.2 million, or 23%, from consolidated revenues of $14.1 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of an increase in utilization at International Plant Services, L.L.C., the underlying business environment and certain acquisitions completed by the Company.

Our consolidated gross profit increased from $1.7 million in the six months ended June 30, 2011 to $4.2 million in the six months ended June 30, 2012. The increase of $2.5 million or 147%, was primarily due to increased revenue and better employee utilization. Gross margins increased to 24% in the six months ended June 30, 2012 from 12% in the same period a year earlier. Consolidated selling, general and administrative (“SG&A”) expenses were $4.5 million in the six months ended June 30, 2012 compared to $1.2 million in the same period a year earlier. The increase of $3.3 million, or 275%, was primarily related to higher operating costs in the first half of fiscal 2012 due to the addition of new operating units that did not generate revenue, additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, increased business volumes and strategic initiatives. SG&A expenses in the six months ended June 30, 2012 included $427,167 in non-cash compensation not incurred in the first half of 2011. SG&A expense as a percentage of revenue increased to 26% in the six months ended June 30, 2012 compared to 9% in the same period in the prior fiscal year. We expect SG&A as percentage of revenue in future quarters to drop as our new business units bring on projects and associated revenues in accordance with our 2012 plan.

The effective tax rate was a benefit of 34% for the six months ended June 30, 2012 and was an expense of 36% in the same period in 2011.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Consolidated

Consolidated revenues were $8.3 million for the three months ended June 30, 2012, decrease of $.1 million, or 1%, from consolidated revenues of $8.4 million in the same period in the prior fiscal year. The decrease in consolidated revenues was a result of decreased utilization at International Plant Services, L.L.C., during the quarter as we mobilized for new projects.

Consolidated gross profit increased from $1.3 million in the three months ended June 30, 2011 to $2.2 million in the three months ended June 30, 2012. The increase of $.9 million, or 69%, was primarily due to higher gross margins on individual projects. Gross margins increased to 27% in the three months ended June 30, 2012 from 15% in the same period a year earlier. The gross margin improved due to improved rates and utilization. The Company also improved rates we charged to our customers and have negotiated better rates from our vendors.

Consolidated selling, general & administrative (“SG&A”) expenses were $2.6 million in the three months ended June 30, 2012 compared to $.6 million in the same period a year earlier. The increase of $2 million, or 333%, was primarily related to higher operating costs in the second quarter of fiscal 2012 due to the addition of new operating units that did not generate revenue in the quarter, additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, increased business volumes and strategic initiatives. SG&A expenses in the three months ended June 30, 2012 included $214,000 in non-cash compensation not incurred in the 2nd quarter of 2011. SG&A expense as a percentage of revenue increased to 31% in the three months ended June 30, 2012 compared to 7% in the same period in the prior fiscal year. We expect SG&A as a percent of revenue in future quarters to drop as our new business units bring on projects and associated revenues in accordance with our 2012 plan.

The effective tax rate was a benefit of 34% for the three months ended June 30, 2012 and was an expense of 20% in the same period in 2011.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

A reconciliation of EBITDA to net income follows: (in 000’s)

	Six Months Ended
	June 30, 2012	June 30, 2011

Net income(loss)	$(264)	$266
Interest expense	72	1
Income tax expense (benefit)	(141)	155
Depreciation and amortization	220	53
EBITDA	$(113)	$475

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended June 30, 2012 was cash generated from operations, cash on hand at the beginning of the quarter and our accounts receivable line of credit. Cash on hand at June 30, 2012 totaled $1.9 million. We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in borrowings under our credit facility.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2012.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended June 30, 2012.

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services L.L.C. et al.

International Plant Services, L.L.C. (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by 55 Filipino workers alleging violations of Racketeer Influenced and Corrupt Organization Act and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The Company believes that this lawsuit is without merit. The Company intends to pursue its claims and defenses vigorously.

Cause No. 2012-23084; Ardent Services, L.L.C. vs. David D. Mathews and Larry J. Laqua.

The Company is providing the defense of its employees, Mr. Mathews (President and CEO of the Company) and Mr. Laqua (Vice President of a Company subsidiary), in a matter involving their former employer, Ardent.  Ardent is suing Mr. Mathews and Mr. Laqua in the 234th District Court, Harris County, Houston, Texas for breach of confidentiality and non-solicitation clauses in certain employment agreements, along with other breaches of duties allegedly owed.  The Company intends to sponsor and fully assist in the defense of Mr. Mathews and Mr. Laqua.  On behalf of Mathews and Laqua, legal counsel  has filed a motion to dismiss based on a forum  selection clause in a subject agreement. The suit was initially instituted on April 20, 2012. The plaintiff is seeking relief in the form of injunctive and unspecified monetary relief. The Company intends to vigorously defend against these claims.

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

Ultimately, the Company has not been involved in any new legal proceedings, or experienced any developments in ongoing proceedings, during the quarter ended June 30, 2012, that are material to the financial position or operating results of the Company.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Denise Nelson Vesting Agreement, dated July 15, 2012, as incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 19, 2012.

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

* Attached hereto.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: August 14, 2012	By:	/s/ Craig Crawford
Craig Crawford, Chief Financial Officer signing on behalf of the registrant and as the registrant’s Principal Financial Officer