Form 10-Q
period 2012-09-30
Texas Gulf Energy Inc
filed 2012-12-19
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Registrant’s telephone number, including area code: (281) 867-8500

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

As of December 13, 2012 there were 64,947,025 shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended December 31, 2011 and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas and power industries in particular;

•	changes in laws or regulations; including the granting of Visas for foreign guest workers and

•	other factors, many of which are beyond our control.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Gulf Energy, Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$8,385,964	$8,382,841	$25,715,728	$22,976,389

Cost of revenues	7,176,934	7,040,688	19,756,199	19,138,303

Gross profit	1,801,621	1,342,153	5,959,529	3,838,086

General and administrative expense	2,086,802	582,586	6,577,829	2,430,577

Income (loss) from operations	(285,181)	759,567	(618,300)	1,407,509

Other income (expense)
Other income (expense)	404,820	-	405,502	(11,013)
Interest expense	(16,630)	-	(89,086)	-
Total other income (expense)	388,190	-	316,416	(11,013)

Income before income tax	103,009	759,567	(301,884)	1,396,496

Income tax benefit (expense)	(35,176)	(154,503)	105,467	(532,459)

Net income (loss)	$67,833	$605,064	$(196,417)	$864,037

Earnings (loss) per share
Basic	$.00	$0.02	$(0.01)	$0.01
Diluted	$.00	$0.02	$(0.01)	$0.01

Weighted average shares outstanding
Basic	47,918,983	29,411,765	44,377,836	29,411,765
Diluted	145,860,159	29,411,765	44,377,836	29,411,765

See accompanying notes.

Texas Gulf Energy, Incorporated

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,615	$2,747,880
Accounts receivable, net	5,193,887	4,402,230
Federal taxes receivable	-	-
Deferred income taxes	130,000	130,000
Prepaid expenses and other current assets	762,104	875,327
Total current assets	8,767,053	8,155,437

Property and equipment, net	1,556,219	191,158
Goodwill and other assets	942,227	-
Total assets	$8,767,053	$8,346,595

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$765,537	$201,085
Accrued liabilities	1,163,233	2,939,184
Due to related parties, net	90,305	1,430,773
Federal income taxes payable	13,386	455,000
Lines of Credit	1,835,889	-
Note payable	145,808	-
Total current liabilities	4,014,156	5,026,042

Convertible debt	1,500,000	-
Deferred federal income tax	29,000	29,000
Total liabilities	5,543,156	5,055,042

Stockholders’ equity:
Common stock - $.00001 par value; 500,000,000 shares authorized; 44,427,836 shares issued and outstanding as of September 30, 2012, and 39,307,554 as of December 31, 2011	444	393
Preferred stock – par value of $.00001;100,000,000 shares authorized; Series A convertible preferred stock 2,900,000 issued and outstanding	29	29
Series B convertible preferred stock 10,000,000 issued and outstanding	100	100
Additional paid in capital	3,034,630	2,905,825

Retained earnings	188,788	385,206

Total stockholders’ equity	3,223,897	3,291,553

Total liabilities and stockholders’ equity	$8,767,053	$8,346,595

See accompanying notes.

Texas Gulf Energy, Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Cash flow from operating activities
Net income (loss)	$(196,417)	$864,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	377,003	75,380
Stock based compensation	883,752	-
Changes in working capital accounts:
Change in accounts receivables	(791,657)	(2,260,633)
Change in federal income taxes receivable	(441,614)	1,298,095
Change in prepaid expenses and other current assets	113,223	(208,796)
Changes in deferred taxes	-	(63,000)
Change in accounts payable	564,452	(111,021)
Change in accrued liabilities	(1,775,951)	1,161,172
Change in due to related parties	(1,340,468)	(1,134,442)
Changes in federal income taxes payable	-	568,796
Net cash provided by (used in) operating activities	(2,607,679)	335,178

Cash flows from investing activities
Purchase of property and equipment	(1,742,065)	(246)
Acquisitions	(942,227)	-
Net cash from investing activities	(2,684,293)	(246)

Cash flows from financing activities
Payment of notes payable
Proceeds from loans	3,481,697	45,273
Stock Issuances and retirements, net	(754,990)	-
Net cash from financing activities	2,726,706	45,273

Net change in cash and cash equivalents	(2,565,265)	380,205

Cash and cash equivalents:
Beginning	2,747,880	245,360
Ending	$182,615	$635,565

Supplemental disclosure of cash flow information
Cash payments (receipts) for:
Federal income tax	$194,414	$(1,473,095)
Interest expense	$89,086	$40,811

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

Note 3 – Convertible Debt

Fishbone Note

On February 3, 2012 the Company issued a convertible note associated with the purchase of Fishbone Solutions, Inc. (“Fishbone”), on the closing date of the transaction, the Company issued individually to the equity-holders of Fishbone, promissory notes (also referred to herein as the “Notes”), in the proportional principal amounts directed by the equity-holders, in the aggregate amount of $1,500,000 together with interest thereon at the rate of .19% per annum, the principal and accrued interest thereon being convertible into shares of our common stock, par value $0.00001 per share (“Common Stock”), at $0.12 per share, with the issue and registration of such restricted Common Stock being subject to Rule 144 of the Securities Act of 1933 and any other pertinent rules of law regarding restricted securities.

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

Convertible debt at September 30, 2012 and December 31, 2011 consist of the following:

	Sept. 30, 2012	Dec. 31, 2011

Fishbone Note	$1,500,000	$-
Less: current maturities of long-term debt	-	-
Total long-term debt	$1,500,000	$-

Note 4 - Lines of Credit

On February 29, 2012, the Company entered into a $3 million receivables purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 14.30% and 10% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $1,206,091and $1,793,909 was available at September 30, 2012.

On September 14, 2012, the Company entered into a $1 million receivable purchase agreement with a merchant bank. The balance on the purchase agreement was $ 0 and $1 million was available at September 30, 2012.  This agreement is secured by the assets of the subsidiary, and bear an interest rate at 6.5%.

The Company’s subsidiary has a $500,000 revolving line of credit with a financial institution secured by all assets of the subsidiary bearing interest at 6.5%, maturing September 2012. The balance on the line of credit was $132,900 and $367,000 was available at September 30, 2012. (see subsequent events for note on increase of this credit line to $1,000,000).

Note 5 - Note Payable

On June 13, 2008 Fishbone Solutions LTD, now known as Fishbone Solutions, Inc. executed a promissory note payable to John W. Bones and Patricia Bones in the amount of $575,000 payable monthly for the term of fifty-nine months with interest at 4.48% per annum. The loan balance as of September 30, 2012 was $145,808.

Note 6 - Stock Based Compensation

The stock based compensation cost that has been charged against income by the Company was $883,752 and $-0- for the nine months ended September 30, 2012 and 2011, respectively, for common stock awarded by the Company. The Company entered into employment agreements with the chief executive officer, chief financial officer, and other key employees and granted 28,477,806 restricted shares vesting over 36 months. The fair value of the common stock on the date of grant was $0.09 or $2,563,002.

During July and August 2012 the Company issued 4,746,301 per the vesting of the 28,477,806 restricted shares vesting over 36 months to the chief executive officer, chief financial officer, and other key employees.

On July 5, 2012 the Company granted 4,100,000 restricted shares to key employees for services, vesting equally on July 15, 2012, July 15, 2013, and July 15, 2014.

On July 5, 2012 the Company granted 100,000 common shares to a consultant for services.

Note 7 - Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2012 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the nine months ended September 30, 2012 in the form of convertible preferred stock series A, and B and convertible debt. Due to net loss for the nine months ended September 30, 2012 these securities had an anti-dilutive effect on earnings diluted earnings per share.

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

Note 9 – Segment Information

The Company has four reportable segments, Texas Gulf Oil & Gas, Inc. International Plant Services, LLC, TGE Electrical & Instrumentation, and Fishbone Solutions, Inc. segments.

Texas Gulf Oil & Gas

The primary assets of Texas Gulf Oil & Gas, Inc. include leases, options and interests in nineteen (19) oil wells throughout the Austin Chalk near Luling, Texas, as well as options on wells to be drilled or re-entered in three leases identified as the Tilmon, Lay, and Rodenberg. Texas Gulf Oil & Gas, Inc. also provides well services on its own crude oil wells as well as to other companies and individual oil well owners.  This line of business was sold on September 30,2012 and Texas Gulf Energy, Inc. has retained a nine (9)% equity interest. It will no longer be reported as a separate segment.

International Plant Services

Our International Plant Services, LLC segment provides turnkey and specialty construction services to a wide range of industrial and energy sector clients. Our scope of services includes managing and executing major capital and turnaround projects, the provision of project management personnel, and other construction resources, like project planners/schedulers, engineers, welders, fitters and millwrights. A portion of the engineers and skilled craftsmen (welders, fitters, millwrights and electricians) are guest workers working with visas in the United States. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience and expertise includes turnarounds, retrofits, modifications and expansions to existing facilities as well as the construction of new facilities in the refinery, petrochemical, mining and power industries.

TGE Electrical & Instrumentation Services

TGE Electrical & Instrumentation is a business unit of TGE that provides specialty electrical services, including new construction, maintenance, turnarounds, commissioning, skid/module construction, inspection services, troubleshooting, project management. Services for process industry include capital project construction, multi-year programs, maintenance services programs, calibration, commissioning and startup services. The support services include constructability reviews, cost estimating and budget development, project and construction management.

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

Fishbone Solutions, LTD was acquired by the Company on February 3, 2012 and the name was changed to Fishbone Solutions, Inc. effective March 28, 2012.

Segment revenue is as follows: (in $000’s)

Nine months ended September 30, 2012:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation	Fishbone Solutions	Totals
Revenues	25,605	19,816,223	1,370,870	3,669,574	24,885,272
Net income (loss)	(271,266)	2,522,767	284,384	361,226	2,897,111
Total Assets	0	6,617,069	228,289	3,054,132	10,199,490

Total assets include $3,015 in eliminations.

Nine months ended September 30, 2011:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Totals
Revenues	0	22,976,389	0	0	22,976,389
Net income (loss)	0	921,231	0	0	921,231
Total Assets	0	5,305,215	0	0	5,305,215

Three months ended September 30, 2012:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Totals
Revenues	6,075	4,962,601	1,022,446	1,564,685	7,555,507
Net income (loss)	(92,165)	411,212	281,491	411,212	3,161,361

Three months ended September 30, 2011:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Totals
Revenues	0	8,875,042	0	0	8,875,042
Net income	0	655,506	0	0	655,506

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

	Nine Months Ended September 30,
	2012	2011
Revenues	3,669,574	2,946,412
Costs and expenses, net	3,308,348
Net income (loss)	361,226	47,528

Note 11 – Dispositions

On September 6, 2012, the Company sold ninety-one percent (91%), or 91,000 shares, of the issued and outstanding common stock of its subsidiary, Texas Gulf Oil & Gas, Inc., (“TGOG”) to Corporate Strategies, LLC (“CSLLC”) in exchange for 6,000,000 shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), consisting of (i) 2,400,000 shares of Common Stock which were beneficially owned by CSLLC and (ii) 3,600,000 shares of Common Stock which were owed to CSLLC by the Company as incentive shares. The Company retained ownership of 9,000 shares of common stock of TGOG, or a Nine percent (9%) interest in TGOG.

Note 12 – Contingencies

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, LLC (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by 55 Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The United States District Court remanded this case to Texas State Court in September, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The Company believes that this lawsuit is without merit. The Company intends to pursue its claims and defenses vigorously.

Cause No. 2012-23084; Ardent Services, LLC vs. David D. Mathews and Larry J. Laqua.

The Company is providing the defense of its employees, Mr. Mathews (President and CEO of the Company) and Mr. Laqua (Vice President of a Company business unit), in a matter involving their former employer, Ardent.  Ardent is suing Mr. Mathews and Mr. Laqua in the 234th District Court, Harris County, Houston, Texas for breach of confidentiality and non-solicitation clauses in certain employment agreements, along with other breaches of duties allegedly owed.  The Company intends to sponsor and fully assist in the defense of Mr. Mathews and Mr. Laqua.  On behalf of Mathews and Laqua, Company legal counsel has filed a motion to dismiss based on a forum selection clause in a subject agreement. The suit was initially instituted on April 20, 2012. The plaintiff is seeking relief in the form of injunctive and unspecified monetary relief. The Company intends to vigorously defend against these claims.

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

Note 13 - Related Party Transactions

The Company's two majority owners as of September 30, 2012 maintain a 74.8% voting control of the Company. The Company utilizes corporations owned by the two majority shareholders that provide certain services to the Company’s construction services segment, which include the following:

•	Testing

•	Recruiting

•	Mobilization

•	Training

•	Lodging

•	Facilities

•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

Due to related parties is $90,305 at September 30, 2012 for services performed by affiliates of the Company. The balance owed was reduced by $1,400,468 during the preceding nine months.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. TGE pays $2 per hour billed by these employees for all of these services.

Note 14 – Significant Customers

During the nine months ended September 30, 2012 the Company derived a significant amount of revenue from three customers comprising of 15%, 10% and 9%. Compared to three customers during the nine months ended September 30, 2011 comprising of 25%, 15%, and 14%.

Note 15 – Subsequent Events

International Plant Services, L.L.C. (IPS), applies for Visas with the U.S. Department of Homeland Security for temporary foreign skilled craftsmen to work on its construction jobs within the United States. If these Visas are not issued it directly impacts the number of workers available to IPS and can lower, or nearly eliminate the revenues available from these services. Revisions to the U.S. Governments regulations have impacted our ability to timely receive visas during 2012.

On October 15, 2012, the Board of Directors added two new Directors, Noureddine Ayed and Karim Ayed, who are also majority shareholders of the Company. This information was previously disclosed in a Current Report on Form 8-K which was filed with the SEC on October 19, 2012.

On November 16, 2012, Patriot Bank increased the line of credit available to Fishbone to $1,000,000.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Consolidated

Consolidated revenues were $25.7 million for the nine months ended September 30, 2012, an increase of $2.7 million, or 11.7%, from consolidated revenues of $23 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of an increase in utilization at International Plant Services, L.L.C., the underlying business environment, increased revenues in new business segments and the acquisitions completed by the Company.

Consolidated profit decreased from $0.9 million in the nine months ended September 30, 2011 to $(0.2) million in the nine months ended September 30, 2012. The decrease of $1.1 million was primarily due to increased general and administrative expenses. The largest single expense increase is related to the ACAIN matter legal expenses, which amounted to more than $800,000 in the first nine months of 2012. Gross margins increased to 23% in the nine months ended September 30, 2012 from 15% in the same period a year earlier. Consolidated selling, general and administrative (“SG&A”) expenses were $6.5 million in the nine months ended September 30, 2012 compared to $1.9 million in the same period a year earlier. The increase of $4.6 million, or 242%, was primarily related to higher operating costs due to the addition of new operating segments or units that did not generate revenue, additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, increased business volumes and strategic initiatives. SG&A expenses in the nine months ended September 30, 2012 included $883,752 in non-cash compensation not incurred in 3 quarters of 2011. SG&A expense as a percentage of revenue increased to 26% in the nine months ended September 30, 2012 compared to 8% in the same period in the prior fiscal year. We expect SG&A as a percent of revenue in future quarters to drop as new business units bring on projects and associated revenues in accordance with our 2013 plan.

The effective tax rate was a benefit of (35)% for the nine months ended September 30, 2012 and was an expense of 36% in the same period in 2011.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Consolidated

Consolidated revenues were $8.4 million for the three months ended September 30, 2012, a decrease of $.5 million, or 6%, from consolidated revenues of $8.9 million in the same period in the prior fiscal year. The decrease in consolidated revenues was a result of decreased utilization and delayed visa availability at International Plant Services, L.L.C., during the quarter as we mobilized for new projects.

Consolidated gross profit increased from $1.7 million in the three months ended September 30, 2011 to $1.8 million in the three months ended September 30, 2012. The increase of $.1 million, or 6%, was primarily due to higher gross margins on individual projects. Gross margins increased to 21% in the three months ended September 30, 2012 from 19% in the same period a year earlier. The gross margin improved due to improved rates and utilization. The Company also improved rates we charged to our customers and have negotiated better rates from our vendors.

Consolidated selling, general & administrative (“SG&A”) expenses were $2.0 million in the three months ended September 30, 2012 compared to $.7 million in the same period a year earlier. The increase of $1.3 million, or 186%, was primarily related to higher operating costs in the third quarter of fiscal 2012 due to the addition of new operating units that did not generate revenue in the quarter, additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, increased business volumes and strategic initiatives. SG&A expenses in the three months ended September 30, 2012 included $883,890 in non-cash compensation not incurred in the third quarter of 2011. SG&A expense as a percentage of revenue increased to 25% in the three months ended September 30, 2012 compared to 8% in the same period in the prior fiscal year. We expect SG&A as a percent of revenue in future quarters to drop as new business units bring on projects and associated revenues in accordance with our 2012 plan.

The effective tax rate was a benefit of 35% for the three months ended September 30, 2012 and was an expense of 34% in the same period in 2011.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

A reconciliation of EBITDA to net income follows: (in 000’s)

	Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011

Net income(loss)	$(196)	$921
Interest expense	89	1
Income tax (expense) benefit	(105)	492
Depreciation and amortization	377	223

EBITDA	$165	$1,637

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended September 30, 2012 was cash generated from operations, cash on hand at the beginning of the quarter and our accounts receivable line of credit. Cash on hand at September 30, 2012 totaled 182,615. We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in borrowings under our credit facility.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Capital expenditures

Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses
•	Inability to obtain guest worker visas for skilled craftsmen

•	Strategic investments in new operations

•	Contract disputes or collection issues

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

Outlook

We have seen what we consider to be a strong recovery in the underlying business environment in which the Company operates. Texas Gulf Energy, Inc. was awarded a $1.7 million dollar contract for a turnaround at a refinery located in Salt Lake City, Utah, it was also awarded a significant turnaround contract at a chemical plant in Orange, Texas. These contracts are expected to bring an additional $2 million in revenue in the fourth quarter, but the margins can fluctuate depending on our performance of the work. We continue to see signs of recovery and growth and plan to capitalize on opportunities that are presented by the market as it recovers further in the coming months and years. There is a significant increased bidding activity domestically and internationally that we believe will bring additional revenue opportunities to the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2012.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2012.

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, LLC (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by 55 Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The U.S. District Court remanded this case to Texas State Court in September, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The Company believes that this lawsuit is without merit. The Company intends to pursue its claims and defenses vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: December 18, 2012	By:	/s/ Craig Crawford
Craig Crawford, Chief Financial Officer signing on behalf of the registrant and as the registrant’s Principal Financial Officer

