Form 10-Q/A
period 2012-09-30
Texas Gulf Energy Inc
filed 2012-12-20
CIK 1429627

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Texas Gulf Energy, Incorporated's Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended September 30, 2012, as filed with the Securities and Exchange Commission on December 19, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes form the Form 10-Q formatted in (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

* Filed as an exhibit to the original Form 10-Q for the quarterly period ended September 30, 2012, filed with the SEC on December 19, 2012.

**Attached hereto.

2

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: December 20, 2012	By:	/s/ Craig Crawford
Craig Crawford, Chief Financial Officer signing on behalf of the registrant and as the registrant’s Principal Financial Officer

3