Form 10-Q/A
period 2012-09-30
Texas Gulf Energy Inc
filed 2012-12-26
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

As of October XX, 2012 there were 64,947,025 shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

EXPLANTORY NOTE

The sole purpose of this Amendment No. 2 to Texas Gulf Energy, Incorporated's Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended September 30, 2012, as filed with the Securities and Exchange Commission on December 19, 2012, as amended by Amendment No. 1 filed on December 20, 2012, is to correct certain non-material clerical errors in the original Form 10-Q, as amended This Amendment No. 2 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q/A which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

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

Consequently, all of the forward-looking statements made in this Form 10-Q/A are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business operations. We assume no obligation to update publicly, except as required by law, any such forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Gulf Energy, Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$8,385,964	$8,875,042	$25,715,728	$22,976,389

Cost of revenues	6,584,343	6,700,449	19,756,199	19,138,303

Gross profit	1,801,621	2,174,593	5,959,529	3,838,086

General and administrative expense	2,086,802	1,188,264	6,577,829	2,430,577

Income (loss) from operations	(285,181)	986,329	(618,300)	1,407,509

Other income (expense)
Other income (expense)	404,820	845	405,502	(11,013)
Interest expense	(16,630)	(10,904)	(89,086)	—
Total other income (expense)	388,190	(10,059)	316,416	(11,013)

Income before income tax	103,009	976,270	(301,884)	1,396,496

Income tax benefit (expense)	(35,176)	(377,956)	105,467	(532,459)

Net income (loss)	$67,833	$598,314	$(196,417)	$864,037

Earnings (loss) per share
Basic	$0.00	$0.02	$(0.00)	$0.03
Diluted	$0.00	$0.02	$(0.00)	$0.03

Weighted average shares outstanding
Basic	48,847,954	29,411,765	47,309,704	29,411,765
Diluted	145,955,797	29,411,765	47,309,704	29,411,765

See accompanying notes.

Texas Gulf Energy, Incorporated

Consolidated Balance Sheets

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$182,615	$2,747,880
Accounts receivable, net	5,193,887	4,402,230
Deferred income taxes	130,000	130,000
Prepaid expenses and other current assets	762,104	875,327
Total current assets	6,268,606	8,155,437

Property and equipment, net	1,556,219	191,158
Goodwill and other assets	942,228	—
Total assets	$8,767,053	$8,346,595

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$765,535	$201,085
Accrued liabilities	1,163,233	2,939,184
Due to related parties, net	90,305	1,430,773
Federal income taxes payable	13,386	455,000
Lines of Credit	1,835,889	—
Note payable	145,808	—
Total current liabilities	4,014,156	5,026,042

Convertible debt	1,500,000	—
Deferred federal income tax	29,000	29,000
Total liabilities	5,543,156	5,055,042

Stockholders’ equity:
Common stock - $.00001 par value; 500,000,000 shares authorized; 47,227,006 shares issued and outstanding as of September 30, 2012, and 39,307,554 December 31, 2011	472	393
Preferred stock – par value of .00001;100,000,00 shares authorized; Series A convertible preferred stock 2,900,000 issued and outstanding
Series B convertible preferred stock 10,000,000 issued and outstanding	29 100	29 100
Additional paid in capital	3,034,508	2,905,825
Retained earnings	188,788	385,206
Total stockholders’ equity	3,223,897	3,291,553
Total liabilities and stockholders’ equity	$8,767,053	$8,346,595

See accompanying notes.

Texas Gulf Energy, Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Cash flow from operating activities
Net income (loss)	$(196,417)	$864,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	377,004	75,380
Stock based compensation	900,751	—
Bad debt	—	145,563
Gain on sale of assets	(43,192)	—
Gain on sale of business	(348,001)	—
Changes in working capital accounts:
Change in accounts receivables	(172,954)	(2,260,633)
Change in federal income taxes receivable	—	1,298,095
Change in prepaid expenses
and other current assets	15,802	(208,796)
Changes in deferred taxes	—	(63,000)
Change in accounts payable	553,722	(111,021)
Change in accrued liabilities	(1,883,140)	1,161,172
Change in due to related parties	(1,390,730)	(1,134,442)
Changes in federal income taxes payable	(441,614)	568,796
Net cash provided by (used in) operating activities	(2,628,769)	335,151

Cash flows from investing activities
Purchase of property and equipment	(891,514)	(246)
Acquisitions	(371,022)	—
Disposal of business	12,661	—
Proceeds from sale of assets	90,384	—
Net cash used in investing activities	(1,159,491)	(246)

Cash flows from financing activities
Payments of notes payable	(223,894)	—
Proceeds from loans	—	45,273
Line of credit, net	1,446,889	—
Net cash from financing activities	1,222,995	45,273

Net change in cash and cash equivalents	(2,565,265)	380,178

Cash and cash equivalents:
Beginning	2,747,880	245,360
Ending	$182,615	$625,538

Supplemental disclosure of cash flow information
Cash payments (receipts) for:
Federal income tax	$194,414	$(1,473,095)
Interest expense	$89,086	$12,057
State income tax	$—	$40,811

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

Note 2 – Recently Issued Statements of Financial Accounting Standards

Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 requires that comprehensive income be reported in either a single contiguous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The provisions of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011; therefore, the Company will adopt ASU 2011-05 in the first quarter of fiscal 2012. We do not believe ASU 2011-05 will impact the Company’s financial position or results of operations, as it only requires a change in the format of the current presentation.

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

Convertible debt at September 30, 2012 and December 31, 2011 consist of the following:

	Sept. 30, 2012	Dec. 31, 2011

Fishbone Note	$1,500,000	$—
Less: current maturities of long-term debt	—	—
Total long-term debt	$1,500,000	$—

Note 4 - Lines of Credit

On February 29, 2012, the Company entered into a $5 million receivables purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 14.30% and 10% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agrees to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $1,206,091 and $1,793,909 was available at September 30, 2012.

The Company’s subsidiary has a $1,000,000 revolving line of credit with a financial institution secured by all assets of the subsidiary bearing interest at 6.5%, maturing May 2013. The balance on the line of credit was $618,595 and $381,405 was available at September 30, 2012.

Note 5 - Note Payable

On June 13, 2008 Fishbone Solutions LTD, now known as Fishbone Solutions, Inc. executed a promissory note payable to John W. Bones and Patricia Bones in the amount of $575,000 payable monthly for the term of fifty-nine months with interest at 4.48% per annum. The loan balance as of September 30, 2012 was $145,808.

Note 6 - Stock Based Compensation

The stock based compensation cost that has been charged against income by the Company was $900,751 and $-0- for the nine months ended September 30, 2012 and 2011, respectively, for common stock awarded by the Company. The Company entered into employment agreements with the chief executive officer, chief financial officer, and other key employees and granted 28,477,806 restricted shares vesting over 36 months. The fair value of the common stock on the date of grant was $0.09 or $2,563,002. During the nine months ended September 30, 2012, the Company recognized $640,751 in stock based compensation. The Company will recognize $1,679,252 in future periods through December 2014.

During July and August 2012 the Company issued 6,819,452 per the vesting of the 28,477,806 restricted shares vesting over 36 months to the chief executive officer, chief financial officer, and other key employees.

In July 2012 the Company accelerated the vesting of 3,000,000 restricted shares to a consultant of the 28,477,806 restricted shares granted recognizing an additional $243,000 in stock based compensation.

On July 5, 2012 the Company granted 100,000 common shares to a consultant for services. The fair value of the common stock on the date of grant was $0.17 or $17,000.

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

Note 8 – Segment Information

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

Fishbone Solutions, LTD was acquired by the Company on February 3, 2012 and the name was changed to Fishbone Solutions, Inc. effective March 28, 2012.

Segment revenue is as follows: (in $000’s)

Nine months ended September 30, 2012:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation	Fishbone Solutions	Corporate	Totals
Revenues	28,605	19,816,223	1,370,870	3,669,574	830,456	25,715,728
Net income (loss)	(271,266)	2,522,767	284,384	361,226	(3,093,528)	(196,417)
Total Assets	0	6,917,069	228,289	3,054,132	(1,432,437)	8,767,053

Total assets include $3,015 in eliminations.

Nine months ended September 30, 2011:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Corporate	Totals
Revenues	0	22,976,389	0	0	0	22,976,389
Net income (loss)	0	921,231	0	0	(57,194)	864,037
Total Assets	0	5,305,215	0	0	0	5,305,215

Three months ended September 30, 2012:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Corporate	Totals
Revenues	6,075	4,962,601	1,022,446	1,564,385	1,319,535	8,875,042
Net income (loss)	(92,165)	2,560,823	281,491	411,212	(2,563,047)	598,314

Three months ended September 30, 2011:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Corporate	Totals
Revenues	0	8,875,042	0	0	(489,078)	8,385,964
Net income	0	655,506	0	0	(57,192)	598,314

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

	Nine Months Ended September 30,
	2012	2011
Revenues	25,715,728	25,922,801
Costs and expenses, net	26,334,028	24,471,426
Net income (loss)	(196,417)	911,565

Note 10 – Dispositions

On August 31, 2012 the company sold all of it’s asset related to their Texas Gulf Oil & Gas, Inc. subsidiary for the return of 6,000,000 shares and a total value of $1,124,990. In connection with the transaction, the Company recorded a gain on the sale of the business of approximately $348,000.

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

Note 13 – Significant Customers

During the nine months ended September 30, 2012 the Company derived a significant amount of revenue from three customers comprising of 15%, 11% and 9%. Compared to three customers during the nine months ended September 30, 2011 comprising of 25%, 15%, and 13%.

Note 14 – Subsequent Events

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

Consolidated profit decreased from $ 0.9 million in the nine months ended September 30, 2011 to $(0.2) million in the nine months ended September 30, 2012. The decrease of $1.1 million was primarily due to increased General and Administrative expenses. The largest single expense increase is related to the ACAIN matter legal expenses, which amounted to more than $800,000 in the first nine months of 2012. margins increased to 23% in the nine months ended September 30, 2012 from 15% in the same period a year earlier. Consolidated selling, general & administrative (“SG&A”) expenses were $6.5 million in the nine months ended September 30, 2012 compared to $2.4 million in the same period a year earlier. The increase of $4.1 million, or 170%, was primarily related to higher operating costs due to the addition of new operating segments or units that did not generate revenue, additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, increased business volumes and strategic initiatives. SG&A expenses in the nine months ended September 30, 2012 included $883,752 in non-cash compensation not incurred in 3 quarters of 2011. SG&A expense as a percentage of revenue increased to 26% in the nine months ended September 30, 2012 compared to 10% in the same period in the prior fiscal year. We expect SG&A as a percent of revenue in future quarters to drop as new business units bring on projects and associated revenues in accordance with our 2013 plan.

The effective tax rate was a benefit of (34)% for the nine months ended September 30, 2012 and was an expense of 34% in the same period in 2011.

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

Consolidated gross profit decreased from $2.2 million in the three months ended September 30, 2011 to $1.8 million in the three months ended September 30, 2012. The decrease of $0.4 million, or 18%, was primarily due to higher gross margins on individual projects. Gross margins increased to 21% in the three months ended September 30, 2012 from 19% in the same period a year earlier. The gross margin improved due to improved rates and utilization. The Company also improved rates we charged to our customers and have negotiated better rates from our vendors.

Consolidated selling, general & administrative (“SG&A”) expenses were $2.0 million in the three months ended September 30, 2012 compared to $1.1 million in the same period a year earlier. The increase of $0.9 million, or 82%, was primarily related to higher operating costs in the third quarter of fiscal 2012 due to the addition of new operating units that did not generate revenue in the quarter, additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, increased business volumes and strategic initiatives. SG&A expenses in the three months ended September 30, 2012 included $900,751 in non-cash compensation not incurred in the third quarter of 2011. SG&A expense as a percentage of revenue increased to 25% in the three months ended September 30, 2012 compared to 8% in the same period in the prior fiscal year. We expect SG&A as a percent of revenue in future quarters to drop as new business units bring on projects and associated revenues in accordance with our 2012 plan. EBITDA.

The effective tax rate was a benefit of 34% for the three months ended September 30, 2012 and was an expense of 34% in the same period in 2011.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

A reconciliation of EBITDA to net income follows: (in 000’s)

	Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011

Net income(loss)	$(196)	$864
Interest expense	89	12
Income tax (expense) benefit	(105)	(532)
Depreciation and amortization	377	75

EBITDA	$165	$419

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended September 30, 2012 was cash generated from operations, cash on hand at the beginning of the quarter and our accounts receivable line of credit. Cash on hand at September 30, 2012 totaled $182,615. There are seasonal impacts on our business that decrease the revenue, earnings and cash flow in the 3rd quarter of most years.  In 2012, we have additionally had a decrease in the number of approved Foreign Guest Worker Visas for our IPS subsidiary, decreasing revenue and earnings.  The additional bank line of credit plus new contracts with Holly Frontier, Salt Lake City, Utah, and Invista, Orange, Texas will provide adequate funds for our operations in the months ahead. We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in borrowings under our credit facility.

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

None

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

Texas Gulf Energy, Incorporated

Date: December 24, 2012	By:	/s/ Craig Crawford
Craig Crawford, Chief Financial Officer signing on behalf of the registrant and as the registrant’s Principal Financial Officer

-22-