Form 10-Q/A
period 2012-09-30
Texas Gulf Energy Inc
filed 2013-01-03
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 3 to Texas Gulf Energy, Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as filed with the Securities and Exchange Commission on December 26, 2012, in the form of a Form 10-Q/A (Amendment No. 2) is to furnish Exhibit 101 to the Form 10-Q/A (Amendment No. 2) in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes for the Form 10-Q formatted in (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q/A (Amendment No. 2). This Amendment No. 3 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q/A (Amendment No. 2).

Item 1. Exhibits

EXHIBIT NO.	DESCRIPTION

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 2) for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

* Filed as an exhibit to the original Form 10-Q/A (Amendment No. 2) for the quarterly period ended September 30, 2012, filed with the SEC on December 26, 2012.

**Attached hereto.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: January 2, 2013	By:	/s/ Craig Crawford
Craig Crawford, Chief Financial Officer signing on behalf of the registrant and as the registrant’s Principal Financial Officer