Form 10-K
period 2012-12-31
Texas Gulf Energy Inc
filed 2013-04-16
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-149857

TEXAS GULF ENERGY, INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	26-0338889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1602 Old Underwood Road, La Porte, TX 77571

(Address, including zip code, of principal executive offices)

281.867.8500

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed fiscal quarter, was $6,794,767, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock on April 1, 2013 was 64,947,025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of stockholders are incorporated by reference into Part III.

Texas Gulf Energy, Incorporated

FORM 10-K

i

Texas Gulf Energy, Incorporated

FORM 10-K

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the U.S. Securities and Exchange Commission (the “Commission” or “SEC”);

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas and power industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

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

BACKGROUND

Texas Gulf Energy, Incorporated, a Nevada corporation (the “Company,” “we,” “us,” “our”), was incorporated as Nature of Beauty, Inc. under the laws of the State of Nevada on May 22, 2007. Initially, the Company was engaged in the business of purchasing and distributing all-natural and organic everyday skin care products from Russia. In October 2009, the Company changed the focus of its business to developing "green" products and technologies, including unique cleaning and environmental remediation products and changed its name to “Bio-Clean, Inc.” Subsequently, on October 8, 2010, the Company changed its name to “Global NuTech, Inc.” and executed two different joint venture agreements and provided the sales and marketing operations for the sale of various products. In December 2011 the company acquired International Plant Services, L.L.P. (“IPS”) and changed its focus to providing construction services to the downstream energy business. Subsequently, in the first quarter of 2012 the Company changed its name to “Texas Gulf Energy, Incorporated” to better reflect its new focus in the market. Since the acquisition of IPS, the Company has completed several acquisitions and established other business units.

BUSINESS ENVIRONMENT

We have seen what we consider to be a strong recovery from the global recession in the underlying business environment in which the Company operates. We continue to see signs of recovery and growth and plan to capitalize on opportunities that are presented by the market as it recovers further in the coming months and years.

OPERATING SEGMENTS

As of the reporting end of the fiscal year 2012, we had four (4) reportable segment, the “International Plant Services, LLC,” “Texas Gulf Oil & Gas, Inc.,” “TGE Electrical and Instrumentation” and “Fishbone Solutions, Inc.” segments.

International Plant Solutions, LLC

Our International Plant Services or “Construction Services” segment provides turnkey and specialty construction services to a wide range of industrial and energy sector clients. Our scope of services includes project planners, welders, fitters and millwrights. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes retrofits, modifications and expansions to existing facilities as well as the construction of new facilities.

Texas Gulf Oil & Gas, Inc.

The primary assets of Texas Gulf Oil & Gas, Inc. include leases, options and interests in nineteen (19) oil wells throughout the Austin Chalk near Luling, Texas, as well as options on wells to be drilled or re-entered in three (3) leases identified as the Tilmon, Lay, and Rodenberg. Texas Gulf Oil & Gas, Inc. also provides well services to other companies and individual oil well owners.  Effective September 6, 2012, we sold ninety-one percent (91%) of our equity interests in Texas Gulf Oil & Gas, Inc.

TGE Electrical and Instrumentation

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

Fishbone Solutions, Inc.

Our Fishbone Solutions segment consists mainly of the business acquired from our acquisition of Fishbone Solutions, Inc. on February 3, 2012. Fishbone Solutions, Inc. provides experienced personnel and systems to ensure repeatable performance in the following services: primavera scheduling, field design and drafting, P&ID updates, CAD work for fabrication, SCOPE Software for field planning, subcontract management, project management, project controls, material procurement and management, and construction related administration functions. We use enhanced digital photography in our SCOPE Development Process and we supply high quality teams to define, schedule and manage projects from "cradle to grave" nationwide.

OTHER BUSINESS MATTERS

Customers and Marketing

The Company derives a significant portion of its revenues from performing services for engineering firms, general contractors, and petrochemical and industrial gas companies and ultimately the integrated oil companies, independent petroleum refiners, and pipeline, terminal and oil and gas marketing companies. The loss of significant work from any of these classes of customers or an overall decline in the petroleum industry could have a material adverse effect on the Company. The Company provided services to approximately thirty (30) customers in 2012.

Three (3) customers represented 11%, 11% and 7% of the Company’s gross sales for the year ended December 31, 2012. Three (3) companies represented 26%, 12% and 7% of outstanding accounts receivable at December 31, 2012. Four (4) customers represented 25%, 14%, 13% and 11% of the Company’s gross sales for the year ended December 31, 2011. Four (4) companies represented 25%, 16%, 11% and 11% of outstanding accounts receivable at December 31, 2011.

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

Employees

As of December 31, 2012, we had 595 employees of which 23 were employed in non-field positions and 572 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.

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

Competent and experienced engineers, project managers, and craft workers are especially critical to the profitable performance of our contracts, particularly on our fixed-price contracts where superior design and execution of the project can result in profits greater than originally estimated or where inferior design and project execution can reduce or eliminate estimated profits or even result in a loss.

Our project managers are involved in most aspects of contracting and contract execution including:

•	supervising the bidding process, including providing estimates of significant cost components, such as material and equipment needs, and the size, productivity and composition of the workforce;

•	negotiating contracts;

•	supervising project performance, including performance by our employees, subcontractors and other third-party suppliers and vendors;

•	negotiating requests for change orders and the final terms of approved change orders; and

•	determining and documenting claims by us for increased costs incurred due to the failure of customers, subcontractors and other third-party suppliers of equipment and materials to perform on a timely basis and in accordance with contract terms.

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

International Plant Services, LLC (IPS) depends on the Foreign Guest Worker Visa Program for a significant portion of its revenue. We have been unable to obtain new Visas since 2011. If the current policies of the United States Department of Labor and the U.S. Department of Homeland Security regarding the Guest Worker Visa Program do not change, IPS will continue to see a decline in available worker which will likely have an adverse effect on our revenues.

IPS continues to process Visas for guest workers but has not had a new visa or renewal approved since 2011. While we continue to deploy American workers under IPS, particularly into Canada and other foreign locations, IPS will lose most of its foreign workers by the 3rd quarter of 2013 if there is no change in US Policy. This will reduce revenue and earnings from IPS to near zero, if we are not successful in deploying American Workers or winning approval of new Visas.

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

Risk Factors Related to Our Common Stock

Our common stock, which is quoted on the Over the Counter Market, has from time-to-time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this Item 1A;

•	the significant concentration of ownership of our common stock in the hands of a small number of institutional investors;

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry;

•	general conditions in our customers’ industries; and

•	general conditions in the security markets.

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

The issuance of additional common stock or securities convertible into our common stock would result in dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval 100,000,000 shares of preferred stock, par value $0.00001 per share, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, a significant number of additional shares of our common stock and securities convertible into either common stock or preferred stock.

The DTC placed a “chill” on deposits of the Company’s common stock, which may negatively impact an investor’s ability to trade in our common shares.

The DTC placed a “chill” on deposits of our common stock. The “chill” does not affect our normal business operations. However, stockholders with internet brokerage accounts with firms such as Scottrade, TD Ameritrade or E*Trade may not be able to trade in our common shares through these internet brokers as usual. Because some stockholder may trade through these internet brokers which clear and settle through the DTC, we believe the “chill” may contribute to limitations on the ability for investors to purchase our shares. However, if an investor has an account with a full service broker, it will still typically clear and settle our stock manually, and the investor can typically buy and sell our stock as freely as usual without any DTC imposed restrictions.

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, LLC (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by fifty-five (55) Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The United States District Court remanded the ACAIN case to the 113th District Court on September 15, 2012. Subsequently, Judge Patricia J. Kerrigan, 113th District Court, State of Texas, dismissed the case. While the Company continues to believe this lawsuit is without merit, the ACAIN plaintiffs have the right to appeal this dismissal.

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

Cause No. 4:13-cv-00505, Michael Rushing, Stephanie Rushing, Penn Rushing and Florence Rushing v. Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC, Texas Gulf Fabricators, Inc., David Mathews, Craig Crawford and Timothy Connolly, United States District Court for the Southern District.

The Company had originally filed against the Rushings for a Declaratory Judgment alleging they had failed to perform relative to a letter of intent with Texas Gulf Fabricators, Inc., or alternatively, that the letter or intent was not enforceable.  The Company also filed a conversion action against the Rushings for removing property from a fabrication facility.  The Rushing Family filed two separate counterclaims in the underlying state court actions before removing both actions to federal court in March 2013.  The Rushings' allegations include fraudulent inducement, negligent misrepresentation, breach of fiduciary duty, conversion, equitable estoppel and securities violations.  These claims relate to a letter of intent and foreclosure proceeding on a shop property in Baytown, Texas.  The Rushings have not disclosed an amount of damages sought. The Company is required to pay for the defense of Mr. Mathews, Mr. Crawford and Mr. Connolly.  The Company opposes the removal to federal court.  The Company believes the Rushing's claims are without merit and intends to pursue its claims and defenses vigorously.

Based on our knowledge as of the date of this filing, we believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. It is the opinion of management that the eventual resolution of the above claims is unlikely to have a material effect on our financial position or operating results. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are quoted on the Over-The-Counter Bulletin Board (“OTCBB”) and the OTC Markets-OTCQB (“OTCQB”) under the symbol “TXGE.”

The following table summarizes the high and low bid information of the common stock for the periods indicated:

	High	Low
2012:
Fourth quarter	$.155	$.10
Third quarter	$.195	$.155
Second quarter	$.235	$.15
First quarter	$.34	$.09
2011:
Fourth quarter	$.20	$.09
Third quarter	$.002	$.0004
Second quarter	$.0105	$.0019
First quarter	$.023	$.0037

All historical data above was obtained from OTC Markets Group, Inc.

Performance Graph

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has previously reported in certain Quarterly Reports on Form 10-Q and Current Reports on Form 8-K any sales of unregistered securities during the quarter ended December 31, 2012.

Holders

On April 1, 2013, the closing price of our common stock as reported on the OTCQB was $0.10 per share and there were approximately seventy (70) shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

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

Legal costs are expensed as incurred.

Results of Operations

Overview

The Company currently has four reportable segments, International Plant Services, LLC, TGE Electrical and Instrumentation Fishbone Solutions, Inc., and Texas Gulf Oil and Gas, Inc. The Company operates internationally.

International Plant Services, LLC

Our International Plant Services, L.L.C. segment provides turnkey and specialty construction services to a wide range of industrial and energy sector clients. Our scope of services includes managing and executing major capital and turnaround projects, the provision of project management personnel, and other construction resources, like project planners/schedulers, engineers, welders, fitters and millwrights. A portion of the engineers and skilled craftsmen (welders, fitters, millwrights and electricians) are guest workers working with visas in the United States. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience and expertise includes turnarounds, retrofits, modifications and expansions to existing facilities as well as the construction of new facilities in the refinery, petrochemical, mining and power industries.

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

Fishbone Solutions, Inc.

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

Texas Gulf Oil & Gas, Inc.

The primary assets of Texas Gulf Oil & Gas, Inc. include leases, options and interests in nineteen (19) oil wells throughout the Austin Chalk near Luling, Texas, as well as options on wells to be drilled or re-entered in three (3) leases identified as the Tilmon, Lay, and Rodenberg. Texas Gulf Oil & Gas, Inc. also provides well services on its own crude oil wells as well as to other companies and individual oil well owners.  This line of business was sold on September 6, 2012 and Texas Gulf Energy, Inc. has retained a nine (9)% equity interest. It will no longer be reported as a separate segment.

FISCAL YEAR ENDED DECEMBER 31, 2012 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2011.

Revenues. Consolidated revenues were $36,349,545 in 2012, an increase of $5,465,240 or 18% from consolidated revenues of $30,884,305 in 2011. The increase in consolidated revenues was a result of improvement in the overall market for construction services.

Cost of Sales. During fiscal year ended December 31, 2012, we incurred Cost of Sales of $27,806,005 compared to $25,413,044 incurred during the fiscal year ended December 31, 2011 (an increase of $2,392,961 or 9%). A substantial portion of this increase was related to litigation expenses related to the matters disclosed in item 3. The balance of the increase was related to increase business activity and the majority of those costs were salaries and wages in support of new project revenues.

Gross Profits. Consolidated gross profit increased from $5,471,261 in 2011 to $8,543,540 in 2012. The increase of $3,072,279 was largely due to the effect of higher revenues associated margin. The gross margin was 24% in 2012 up from 18% in 2011.

General/Administrative. During fiscal year ended December 31, 2012, we incurred General and Administrative expenses of $8,634,185 compared to $3,764,205 incurred during the fiscal year ended December 31, 2011 (an increase of $4,869,980 or 129%). General and administrative expenses include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. The increase was primarily due to legal representation expenses. SG&A expense as a percentage of revenue in 2011 were 24% and 12% in 2011.

Interest Expense. Net interest expense was $193,768 in 2012 and $10,883 in 2011. The increase in net interest expense in 2012 was due to an increase of amortization of debt costs associated with factoring our receivables.

Other Income. Other income in 2012 and 2011 was $443,733 and $45,162, respectively. Approximately $440,000 of the other income in 2012 is the gain on the sale of ninety-one percent (91%) of the stock of our subsidiary, Texas Gulf Oil and Gas, Inc.

Taxes. The effective tax rates for 2012 and 2011 were 38.0% and (28%), respectively. The 2011 effective negative tax rate was due to a net operating loss in 2011 that was carried back to prior tax years. A $1,452,242 refund was received in early 2011.

Income. Our net income for the fiscal year ended December 31, 2012 was $128,917 compared and $1,077,394 during the fiscal year ended December 31, 2011 (a decrease of $948,477). This decrease in net income is primarily a result of litigation expenses related to the disclosures in item 3. The Company did experience an increase in salaries and wages related to the hiring of new staff during 2012 to execute the business plan and expand the revenue base.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in 2012 was cash on hand at the beginning of the year, cash generated from operations and issuance of Series A preferred stock. Cash on hand at December 31, 2012 totaled $394,306.

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

Assets. As of the fiscal year ended December 31, 2012, our total assets were $10,892,415 and our total liabilities were $7,156,481. As of the fiscal year ended December 31, 2012, total assets were comprised of $394,306 in cash and cash equivalents, $6,812,630 in trade accounts receivable, $1,181,511 of prepaid expenses, $1,431,741 of property and equipment, net of depreciation, $942,227 in other assets and $130,00 in deferred tax assets. As of the fiscal year ended December 31, 2012, total liabilities were comprised of a $1,292,686 in trade accounts payable, $1,441,322 of accrued expenses, an aggregate of $104,405 due to related parties, $2,623,552 on lines of credit, $233,135 in notes payable, $29,000 in deferred tax liabilities and federal income taxes payable of $149,255. As of the fiscal year ended December 31, 2011, total assets were comprised of a $2,747,880 in cash and cash equivalents, $4,402,230 in trade accounts receivable, $875,327 of prepaid expenses, $191,158 of property and equipment, net of depreciation and $130,000 in deferred tax assets. As of the end of the fiscal year ended December 31, 2011, our total assets were $8,346,595 and our total liabilities were $5,055,042. As of the fiscal year ended December 31, 2011, total liabilities were comprised of a $201,085 in trade accounts payable, $2,939,184 of accrued expenses, an aggregate of $1,430,773 due to related parties, $29,000 in deferred income taxes and $455,000 in federal income tax payable.

Equity. Stockholders’ equity increased from $3,291,553 for the fiscal year ended December 31, 2011 to $3,735,934 for the fiscal year ended December 31, 2012, a difference of $444,381.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities; although we did have net income for the fiscal year ended December 31, 2012. For the fiscal year ended December 31, 2012, net cash used in operating activities was $3,105,733 consisting of increases in accounts receivable of $1,791,697, federal income taxes receivable of $305,745, prepaid expenses of $403,605, related party payable of $1,376,630 and accrued liabilities of $1,605,049. This is offset by decreases from accounts payable of $1,080,872. For the fiscal year ended December 31, 2011, net cash used in operating activities was $340,720. Major components of cash flows from operating activities are as follows:

Cash Flows Provided by Operating Activities

(In thousands)

Net income	$129
Non-cash expenses	1,167
Deferred income tax	-
Cash effect of changes in operating assets and liabilities	(4,402)
Cash flows provided by operating activities	$(3,106)

The cash effect of significant changes in operating assets and liabilities include the following:

•	Accounts receivable increased $1.8 million. The accounts receivable balance fluctuates from period to period based on many factors including, but not limited to, the volume of business and the rate of collections. We consider the $1.8 million increase in accounts receivable to be a normal fluctuation. In addition, we consider both the aging and the amount of December 31, 2012 accounts receivable balance to be normal based on historical trends.
•	Accounts payable increased by $1.0 million due to an increase in business activity.

CASH FLOWS FROM INVESTING ACTIVITIES

We have cash used in investing activities during the fiscal year ended December 31, 2012 of $1,178,953 consisting of purchase of equipment, acquisitions, disposal of business, and proceeds from sale of assets compared to cash provided by investing activities of $42,070 as of the fiscal year ended December 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from the issuance of equity instruments. For the fiscal year ended December 31, 2012, cash flows from financing activities of $1,931,112. This amount consists of $303,441 repayment of loans and $2,234,553 lines of credit, net. In the fiscal year ended December 31, 2011 we had cash flow of $2,885,310 which was primarily due from issuance of Series B preferred stock for $2,906,347 and for repayment of loans of $21,037.

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

MATERIAL COMMITMENTS

The company entered into an agreement to acquire all the equity of Fishbone Solutions, Inc. As a result of this transaction the company issued a debt instrument of $1,500,000. The company fully expects the holders of this note to convert this into equity at the maturity of its three year term.

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

Contractual obligations, contingent liabilities and commitments

Contractual obligations at December 31, 2012 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	132	396	176	-0-	704

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.
•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.
•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

(In thousands, except percentages and per share data)

	Twelve Months Ended
	December 31, 2012	December 31, 2011
Net income (loss)	$129	$1,077
Interest expense	194	11
Provision (benefit) for income taxes	30	664
Depreciation and amortization	521	86
EBITDA	$874	$1,838

Outlook

We have seen improvement in Construction Services in 2012 and we expect to continue to experience a solid volume of bidding activity. Apart from the limited construction opportunities in portions of our Downstream Petroleum market, we believe that the overall outlook for our core markets is positive.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

ITEM 8.    Financial Statements

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

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

(d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

The following information is being provided herein in lieu of a Current Report on Form 8-K, specifically for a disclosure under Item 5.02 of Form 8-K:

(b) Effective April 12, 2013, Noureddine Ayed, the Company's Chairman of the Board and a member of the Company's Executive Committee, resigned from both positions and as a member of the Board. The letter of resignation of Noureddine Ayed did not indicate, and our executive officers have not received any communication indicating, that the resignation was the result of any disagreements on any matter relating to the Company's operations, policies or practices.

(d) Effective April 12, 2013, the Board of Directors of the Company, by unanimous written consent, (i) accepted the resignation of Noureddine Ayed as Chairman of the Board and as a member of the Company's Executive Committee and as a member of the Board and (ii) voted to eliminate the Company's Executive Committee.

PART III

Item 10. Directors, Executive and Corporate Governance.

The information required by this Item will appear in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, and the information therein is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will appear in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, and the information therein is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will appear in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, and the information therein is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will appear in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, and the information therein is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will appear in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, and the information therein is incorporated herein by reference.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit No.	Description	Location
2.1	Share Exchange Agreement between the Company, International Plant Services, L.L.C. and the Equity Holders of International Plant Services, LLC dated December 30, 2011.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

2.2	Amendment No. 1 to Share Exchange Agreement between the Company, International Plant Services, L.L.C. and the Equity Holders of International Plant Services, LLC dated December 31, 2011.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2012.

2.3	Share Exchange Agreement between the Company, Texas Gulf Oil & Gas, Inc. and the Equity Holders of Texas Gulf Oil & Gas, Inc. dated January 27, 2012.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

2.4	Purchase Agreement between the Company and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

2.5	Purchase, Sale and Share Exchange Agreement between the Company, Fishbone Solutions, Ltd. and the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

2.6	Share Exchange Agreement dated August 31, 2012, by and among Texas Gulf Energy, Incorporated, Texas Gulf Oil & Gas, Inc. and Corporate Strategies, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2012.

2.7	Agreement Regarding Redemption of Membership Interest in CS Bankers V, LLC and 100% of the Stock of Texas Gulf Fabricators, Inc., dated December 28, 2012, by and among Texas Gulf Energy, Incorporated, Texas Gulf Fabricators, Inc., CS Bankers V, LLC and Eagle Real Estate Holding, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2013.

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.

3.3	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2009.	Incorporated by reference to Schedule 14C Definitive Information Statement filed with the SEC on September 18, 2009.

3.4	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2010.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010.

3.5	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.6	Certificate of Designation of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.7	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.8	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 4, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2011.

3.9	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated November 22, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2011.

3.10	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 9, 2012.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.

3.11	Certificate of Correction filed with the Nevada Secretary of State on February 3, 2012.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.

10.1	Convertible Promissory Note issued by the Company in favor of Karim Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.2	Convertible Promissory Note issued by the Company in favor of Mohamed Noreddine Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.3	Employment Agreement between the Company and Craig Crawford dated January 1, 2012.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.4	Employment Agreement between the Company and David Mathews dated January 1, 2012.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.5	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

10.6	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Damon Wagley dated January 27, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

10.7	Convertible Promissory Note issued by the Company in favor of the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

10.8	Convertible Promissory Note issued by the Company in favor of Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

21	List of Subsidiaries of the Company	Provided herewith.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.	Provided herewith

SIGNATURES

In accordance the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS GULF ENERGY, INCORPORATED

Date: April 15, 2013

	By:	/s/ David Mathews
David Mathews
Chief Exectuive Officer & Principal Executive Officer

/s/ Craig Crawford
Craig Crawford
Chief Financial Officer & Principal Financial and
Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2013.

Signatures	Title	Date

/s/ David Mathews	Board Chairperson, Director	April 15, 2013
David Mathews

/s/ Craig Crawford	Director	April 15, 2013
Craig Crawford

Texas Gulf Energy, Inc.

Consolidated Financial Statements

December 31, 2012 and 2011

Texas Gulf Energy, Inc.

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Texas Gulf Energy, Inc.

La Porte, Texas

We have audited the accompanying consolidated balance sheets of Texas Gulf Energy, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Gulf Energy, Inc. as of December 31, 2012 and 2011, and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 12, 2013

Texas Gulf Energy, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$394,306	$2,747,880
Accounts receivable, net	6,812,630	4,402,230
Federal income taxes receivable	-	-
Deferred federal income tax	130,000	130,000
Prepaid expenses and other current assets	1,181,511	875,327
Total current assets	8,518,447	8,155,437

Property and equipment, net	1,431,741	191,158
Other assets	942,227	-

TOTAL ASSETS	$10,892,415	$8,346,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,292,686	$201,085
Accrued liabilities	1,441,322	2,939,184
Due to related parties, net	104,405	1,430,773
Federal income tax payable	149,255	455,000
Lines of credit	2,623,552	-
Notes payable	233,135	-
Total current liabilities	5,844,355	5,026,042

Convertible debt	1,283,126	-
Deferred federal income tax	29,000	29,000
Total liabilities	7,156,481	5,055,042

Commitments and contingencies

Stockholders’ equity
Common stock, $.00001 par value per share;
500,000,000 authorized; 49,300,156 and 39,307,554 shares issued and outstanding as of December 31, 2012 and 2011, respectively	493	393
Preferred stock - par value of .00001;
100,000,000 shares authorized;
Series A convertible preferred stock 2,900,000 shares issued and outstanding	29	29
Series B convertible preferred stock 10,000,000 shares issued and outstanding	100	100
Additional paid in capital	3,221,189	2,905,825
Retained earnings	514,123	385,206
Total stockholders’ equity	3,735,934	3,291,553
TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$10,892,415	$8,346,595

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Consolidated Statements of Operations

Years ended December 31, 2012 and 2011

	2012	2011

Revenues	$36,349,545	$30,884,305

Cost of revenues	27,806,005	25,413,044

Gross profit	8,543,540	5,471,261

General and administrative expenses	8,634,185	3,764,205

Income (loss) from operations	(90,645)	1,707,056

Other income (expense)
Interest expense, net	(193,768)	(10,883)
Gain on sale of subsidiaries	398,000	-
Other income	45,733	45,162
Total other income (expense)	249,965	34,279

Income before taxes	159,320	1,741,335

Income tax (expense) benefit	(30,403)	(663,941)

Net income	$128,917	$1,077,394

Net income for common share
Income per share - basic	$0.00	$0.04
Income per share - diluted	$0.00	$0.01

Weighted average common shares outstanding
Basic	47,631,545	29,438,877
Diluted	144,027,119	122,380,053

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2012 and 2011

	Common Stock		Series A Preferred		Series B preferred		Additional paid in	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Deficit)	Total
Balance, December 31, 2010	29,411,765	$294	-	$-	10,000,000	$100	$(394)	$(692,188)	$(692,188)

Series A convertible preferred stock for cash	-	-	2,900,000	29	-	-	2,906,318	-	2,906,347

Recapitalization	9,895,789	99	-	-	-	-	(99)	-	-

Net income	-	-	-	-	-	-	-	1,077,394	1,077,394

Balance, December 31, 2011	39,307,554	393	2,900,000	29	10,000,000	100	2,905,825	385,206	3,291,553

Stock grants, Restricted	11,892,602	119	-	-	-	-	1,070,333	-	1,070,452

Texas Gulf Oil & Gas acquisition	4,000,000	40	-	-	-	-	399,960	-	400,000

Texas Gulf Oil & Gas sale	(6,000,000)	(60)	-	-	-	-	(1,171,928)	-	(1,171,988)

Stock based compensation	100,000	1	-	-	-	-	16,999	-	17,000

Net income	-	-	-	-	-	-	-	128,917	128,917

Balance, December 31, 2012	49,300,156	$493	2,900,000	$29	10,000,000	$100	$3,221,189	$514,123	$3,735,934

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

(formerly Global Nu-Tech, Inc.)

Statements of Cash Flows

Years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net income	$128,917	$1,077,394
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	520,944	86,375
Bad debt expense	-	189,744
Gain on sale of assets	(43,192)	-
Gain on sale of business	(398,000)	-
Stock based compensation	1,087,452	-
Changes in working capital accounts:
Accounts receivables	(1,791,697)	(3,130,903)
Federal income taxes receivable	(305,745)	1,753,095
Change in prepaid expenses and other current assets	(403,605)	(330,109)
Accounts payable	1,080,872	2,553
Accrued liabilities	(1,605,049)	1,272,865
Due to related parties	(1,376,630)	(1,200,734)
Deferred income tax	-	(61,000)
Net cash used in operating activities	(3,105,733)	(340,720)

Cash flows from investing activities
Purchase of property and equipment	(1,033,660)	(42,070)
Acquisition of Fishbone, net	(421,188)	-
Acquisition of TGOG, net	50,166	-
Disposal of business	135,345	-
Proceeds from sale of assets	90,384	-
Net cash from investing activities	(1,178,953)	(42,070)

Cash flows from financing activities
Repayments of loans	(303,441)	(21,037)
Proceeds from lines of credit, net	2,234,553	-
Proceeds from issuance of Series A preferred stock	-	2,906,347
Net cash from financing activities	1,931,112	2,885,310

Net change in cash and cash equivalents	(2,353,574)	2,502,520

Cash and cash equivalents:
Beginning	2,747,880	245,360
Ending	394,306	$2,747,880

Supplemental disclosures of cash flow information
Cash payments (receipts) for:
Interest expense	$181,883	$10,883
Federal income tax	$494,414	$300,000

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

On December 30, 2011, International Plant Services, LLC (“IPS”) entered into a merger with Global NuTech, Inc.(”Global NuTech”), a Nevada corporation, pursuant to which IPS and Global NuTech have set forth certain terms relating to a merger transaction between the parties with IPS becoming a wholly-owned subsidiary of Global NuTech. The transaction was recorded as a reverse merger whereby IPS was considered to be the accounting acquirer as its shareholders retained control of Global NuTech after the exchange, although Global NuTech is the legal parent company. The share exchange was treated as a recapitalization of IPS, and IPS (and its historical financial statements) is the continuing entity for financial reporting purposes. In the first quarter of 2012, Global NuTech changed its name to Texas Gulf Energy, Inc.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fishbone Solutions, Inc., International Plant Services, L.L.C., NuTech Energy, Inc., Texas Gulf Energy Industrial Services Inc. and Texas Gulf Specialty Services, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity  Considerations

The Company increased equity by $441,381 during the fiscal year ended December 31, 2012, during which time we borrowed up to approximately $3.5 million for working capital.  Our continued growth creates a demand for working capital that has, at times, exceeded our ability to borrow.  Our single largest item of expense has been the continuing litigation expense related to defending the Renato Acain matter, pursuing the Company’s claims against the Rushings, and defending the Arden Services, LLC matter (each such matter as described under Item 3 of this Annual Report).  The Company has multiple options available to increase the working capital available, including but not limited to:

•	evaluating the possibility of selling one or more of its subsidiarys
•	evaluating the sale of equity interests (such as restricted stock) to generate working capital
•	working with the Company’s financial institutions to expand the credit lines available
•	working with the Company’s clients to speed up the payment of invoices
•	reviewing all expenditures to limit cost of sales, general and administrative expenses.

Our financial statements were prepared assuming that the Company will generate the additional working capital necessary.  There is no assurance that these actions will be successful.

Cash and Cash Equivalents – The Company considers all highly liquid short-term instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets at the dates of acquisition. Goodwill is reviewed at least annually to assess the carrying value of goodwill associated with each of its distinct business units that comprise its business segments of the company to determine if impairment in value has occurred.

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The Company determines the allowance based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Normal contract retainers are not typically used for this company. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted delinquent, receivables are written off. Management has determined that the allowance for doubtful accounts as of December 31, 2012 and 2011 is $388,227 and $388,227, respectively. Bad debt expense for the years ended December 31, 2012 and 2011 is $- and $189,744, respectively.

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Our Level 1 assets primarily include our cash and cash equivalents (including our money market accounts). Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amount of accounts receivable, accounts payable, accrued liabilities, lines of credit, and convertible debt approximate their fair value due to the immediate or short-term maturities of these financial instruments.

Advertising Charges – The Company charges advertising costs to expense as incurred. Advertising costs amounted to $73,517 and $2,993 for the years ended December 31, 2012 and 2011, respectively, and are included with general and administrative expenses in the accompanying financial statements.

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Dividends – Cash distributions are made to stockholders in the form of dividends, net of federal withholding. The Company can pay dividends to its shareholders at its own discretion upon approval by the Board of Directors.

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Stock based compensation

The Company accounts for share-based expense and activity in accordance with FASB ASC Topic 718, which establishes accounting for equity instruments exchanged for services. Under this provision, share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over both the employee and non-employee’s requisite service period, generally the vesting period of the equity grant.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted.

Earnings per share

The Company has adopted FASB ASC Topic 260, which provides for the calculation of basic and diluted earnings per share. Basic and diluted loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Reclassifications

Certain amounts previously reported in our annual report on Form 10-K for the year ended December 31, 2011 have been reclassified to conform to the 2012 presentation. These reclassifications have no impact on net income.

Recent Pronouncements - The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 2 – Property and Equipment, net

Property and equipment consist of the following at December 31, 2012 and 2011:

	2012	2011

Furniture and fixtures	$33,729	$25,035
Software	1,651,937	51,898
Computers and equipment	79,971	89,785
Vehicles	33,502	265,919
Machinery and equipment	145,378	-
Leasehold improvements	244,358	218,258

Total property and equipment	2,188,875	650,895
Less: accumulated depreciation	(757,134)	(459,737)
Total property and equipment, net	$1,431,741	$191,158

Depreciation for the year ended December 31, 2012 and 2011 amounted to $520,944 and $86,375 respectively, and is included with administrative and general expenses in the accompanying financial statements.

NOTE 3 – Goodwill

At December 31, 2012 and 2011, goodwill totaled $862,889 and $0, respectively. The increase in goodwill during 2012 is attributable to the acquisition of Fishbone Solutions LTD (as described in Note 9). The excess purchase price over the value of the net tangible assets of Fishbone Solutions LTD was recorded to goodwill. The goodwill has been allocated to the Fishbone Solutions reporting segment and is included in other assets.

NOTE 4 – Convertible Notes and Notes Payable

Fishbone Notes

On February 3, 2012 the Company issued convertible notes totaling $1,283,126 and promissory notes totaling $216,874 associated with the purchase of Fishbone Solutions, Inc. (“Fishbone”), on the closing date of the transaction, the Company issued individually to the equity-holders of Fishbone, promissory notes (also referred to herein as the “Notes”), in the proportional principal amounts directed by the equity-holders, in the aggregate amount of $1,500,000 together with interest thereon at the rate of .19% per annum, the principal and accrued interest thereon being convertible into shares of our common stock, par value $0.00001 per share (“Common Stock”), at $0.12 per share, with the issue and registration of such restricted Common Stock being subject to Rule 144 of the Securities Act of 1933 and any other pertinent rules of law regarding restricted securities.

Such equity-holders will be limited to selling stock converted from the Notes as follows:

(a) zero percent (0%) until the one year anniversary; (February 3, 2013)

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Notwithstanding, the equity-holders must commence any conversion process of any remaining balance on the Notes no later than the third year anniversary (February 3, 2015). The Notes may also become due and subject to rights of conversion in the event of a liquidation event or change of control. The convertible notes of $1,283,126 are outstanding at December 31, 2012.

Notes Payable

The Company assumed a loan with a financial institution of $114,047 that was paid off during 2012.

The Company assumed a loan due to a former shareholder of Fishbone that matures in June 2013. The amount assumed was $422,529 and is guaranteed by Fishbone. The balance outstanding at December 31, 2012 is $233,135.

NOTE 5 - Lines of Credit

On February 29, 2012, the Company entered into a $3 million receivables purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 14.30% and 10% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $848,261 at December 31, 2012 and $2,053,937 was available at December 31, 2012. This agreement can be terminated at any time by the Company.

On September 14, 2012, the Company entered into a $1 million receivable purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 10% and 14.30% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $816,613 and $36,813 was available at December 31, 2012. This agreement can be terminated at any time by the Company.

In November 2012, the Company renewed its $1,000,000 line of credit with Patriot Bank through May 9, 2013. The line of credit bears interest at 6.5% or the Wall Street Journal prime rate plus 2%. Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on May 9, 2013. The balance on the revolving line of credit is $958,678 at December 31, 2012.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 6 - Stock Based Compensation

The stock based compensation cost that has been charged against income by the Company was $1,087,453 and $-0- for the years ended December 31, 2012 and 2011, respectively, for common stock awarded by the Company. The Company entered into employment agreements with the chief executive officer, chief financial officer, and other key employees and granted 28,477,806 restricted shares vesting over 36 months. The fair value of the common stock on the date of grant was $0.09 per share or $2,563,002.

During 2012, the Company issued 11,892,602 common shares per the vesting of the 28,477,806 restricted shares vesting over 36 months to the chief executive officer, chief financial officer, and other key employees.

On July 5, 2012 the Company granted 100,000 common shares to a consultant for services valued at $17,000 or $0.17 per share.

NOTE 7 - Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended December 31, 2012 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the year ended December 31, 2012 in the form of convertible preferred stock series A, and B and convertible debt.

NOTE 8 – Segment Information

The Company has four reportable segments, Texas Gulf Oil & Gas, Inc. International Plant Services, LLC, TGE Electrical & Instrumentation, and Fishbone Solutions, Inc. segments.

Texas Gulf Oil & Gas, Inc.

The primary assets of Texas Gulf Oil & Gas, Inc. include leases, options and interests in nineteen (19) oil wells throughout the Austin Chalk near Luling, Texas, as well as options on wells to be drilled or re-entered in three leases identified as the Tilmon, Lay, and Rodenberg. Texas Gulf Oil & Gas, Inc. also provides well services on its own crude oil wells as well as to other companies and individual oil well owners.  This line of business was sold on September 6, 2012 and Texas Gulf Energy, Inc. has retained a nine (9)% equity interest. It will no longer be reported as a separate segment.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

International Plant Services, LLC

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

Fishbone Solutions, Inc.

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

Fishbone Solutions, LTD was acquired by the Company on February 3, 2012 and the name was changed to Fishbone Solutions, Inc. effective March 28, 2012.

Segment revenue is as follows: (in $000’s)

Year ended December 31, 2012:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Corporate	Totals
Revenues	$28	$23,856	$2,036	$5,544	$4,886	$36,350
Net income (loss)	$(271)	$2,930	$474	$467	$(3,471)	$129
Total Assets	$0	$7,395	$417	$3,700	$(620)	$10,892

Year ended December 31, 2011:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Corporate	Totals
Revenues	$0	$30,884	$0	$0	$0	$30,884
Net income (loss)	$0	$1,077	$0	$0	$0	$1,077
Total Assets	$0	$8,347	$0	$0	$0	$8,347

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The Company’s acquisition of TGOG did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures are not presented.

On February 3, 2012, the Company completed the acquisition of Fishbone Solutions LTD. The consideration paid was approximately $1,921,000 for 100% of the company. The consideration consisted of approximately $421,000 cash and a convertible note with restrictions for the amount of $1,500,000.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows:

Accounts receivable, net	$619,806
Prepaid assets	47,653
Property and equipment	1,175,000
Goodwill	862,889
Total assets acquired	2,705,348
Liabilities assumed	(784,160)
Total	$1,921,188

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

	2012	2011
Revenues	$36,349,545	$34,989,634
Costs and expenses, net	$36,440,190	$32,896,253
Net income (loss)	$128,917	$1,512,056

NOTE 10 – Dispositions

Effective September 6, 2012 the Company sold 91% of its interests in Texas Gulf Oil & Gas, Inc. subsidiary for the return of 6,000,000 shares and a total value of $1,171,988 to a shareholder. In connection with the transaction, the Company recorded a gain on the sale of the business of approximately $348,000.

On December 28, 2012, the Company sold 100% of Texas Gulf Fabricators, Inc. for $325,000 to a shareholder. In connection with the transaction, the Company recorded a gain on the sale of approximately $50,000.

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Cause No. 4:13-cv-00505, Michael Rushing, Stephanie Rushing, Penn Rushing and Florence Rushing v. Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC, Texas Gulf Fabricators, Inc., David Mathews, Craig Crawford and Timothy Connolly, United States District Court for the Southern District.

The Company had originally filed against the Rushings for a Declaratory Judgment alleging they had failed to perform relative to a letter of intent with Texas Gulf Fabricators, Inc., or alternatively, that the letter or intent was not enforceable.  The Company also filed a conversion action against the Rushings for removing property from a fabrication facility.  The Rushing Family filed two separate counterclaims in the underlying state court actions before removing both actions to federal court in March 2013.  The Rushings' allegations include fraudulent inducement, negligent misrepresentation, breach of fiduciary duty, conversion, equitable estoppel and securities violations.  These claims relate to a letter of intent and foreclosure proceeding on a shop property in Baytown, Texas.  The Rushings have not disclosed an amount of damages sought. The Company is required to pay for the defense of Mr. Mathews, Mr. Crawford and Mr. Connolly.  The Company opposes the removal to federal court.  The Company believes the Rushing's claims are without merit and intends to pursue its claims and defenses vigorously.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company’s two majority owners as of December 31, 2012 maintain a 74.8% voting control of the Company. The Company utilizes corporations owed by the two majority shareholders that provide certain services to the company, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training
•	Lodging
•	Facilities
•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

Due to related parties is $104,405 and $1,430,773 as of December 31, 2012 and 2011, respectively, for services performed by affiliates of the Company.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. TGE pays $1.4 per hour billed by these employees for all of these services. Amounts payable to the related party as of December 31, 2012 and 2011 were $19,689 and $77,396 respectively.

Costs of revenue of $642,708 and $1,580,407 for services provided by related parties are included in the income statements for the years ended December 31, 2012 and 2011, respectively.

The Company utilizes a United States LLC affiliated by common ownership for some of its hotels and lodging facilities to accommodate its construction workers. The Company charges clients $65 per diem for workers on location and in turn pays $40 to the related company for this service. The Company also has a one year lease for its operating facilities from this affiliate that are renewed annually. This service was terminated in mid May 2012. Amounts payable to the related party of $2,278 and $997,120 are included in the balances as of December 31, 2012 and 2011, respectively. Costs of revenues for these services include $1,271,440 and $4,018,365 for hotel and lodging and rent of $132,000 and $165,000 the years ended December 31, 2012 and 2011, respectively.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 13 - INCOME TAXES

The components of income tax expense (benefit) for the year ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Current federal tax expense (benefit)	$30,403	$568,941
Current state tax expense (benefit)	-	95,000
Total tax expense(benefit)	$30,403	$663,941

The effective tax rate for the Company is reconciled to statutory rates as follows:

	December 31, 2012	December 31, 2011
Statutory tax on book income (loss)	34%	34%
Nondeductible expenses	3	3
State income taxes, net of federal benefit	-	4
Domestic production tax and other	(18)	(3)
Income tax expense	19%	38%

The provision for income taxes varied from the U.S. federal statutory rate and average state tax rate for the years ended December 31, 2012 and 2011, primarily as a result of the domestic production tax state income taxes.

Components of deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$130,000	$130,000
Valuation allowance	-	-
Net deferred tax asset	$130,000	$130,000

Deferred tax liabilities:
Excess tax over book depreciation	$(29,000)	$(29,000)
Valuation allowance	-	-
Net deferred tax liability	$(29,000)	$(29,000)

The Company is currently involved in a dispute with the Internal Revenue Service regarding the deductibility of certain expenses taken in prior years. The Company believes it will prevail in the matter with no liability, however, as a precaution the Company has accrued an estimated amount of the liability on the balance sheet as of December 31, 2012.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 14 – STOCKHOLDERS’ EQUITY

Common Stock

The total number of authorized shares of the Company’s common stock is 500,000,000 shares, $0.00001 par value per share. As of December 31, 2012 there were 49,300,156 common shares issued and outstanding.

On December 30, 2011, pursuant to the merger transaction between IPS and Global NuTech, shareholders of IPS received 29,411,765 of Global NuTech common stock and 10,000,000 shares of Global Nu-Tech Series B preferred stock which are convertible into shares of common stock at a conversion price of $0.17 per share (or 58,823,529 common shares), subject to the terms therein. Shareholders of Global NuTech retained 9,895,789 shares of common stock. The share exchange was treated as a recapitalization of IPS, and IPS (and its historical financial statements) is the continuing entity for financial reporting purposes. In the first quarter of 2012, Global NuTech changed its name to Texas Gulf Energy, Inc.

Preferred Stock

The total number of authorized shares of the Company’s preferred stock is 100,000,000 shares, $0.00001 par value per share. The total number of designated shares of the Company’s series A preferred stock is 2,900,000. The total number of designated shares of the Company’s series B preferred stock is 10,000,000. As of December 31, 2011, there were 2,900,000 shares of series A preferred stock issued and outstanding and 10,000,000 shares of series B preferred shares issued and outstanding. Series B preferred shares are senior to the common stock of the Company. Series A preferred shares are senior to the series B preferred shares of the Company.

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases and Other Commitments

The Company leases office facilities under an operating lease agreement from a corporation affiliated by common ownership. This office lease consists of monthly installments of $11,000 expiring on April 30, 2018. The Company has five options to renew the office lease for no more than five years in each option. All taxes, utilities and interior improvements and repairs are paid by the Company. The abovementioned lease agreements require future annual payments as follows:

2013	$132,000
2014	132,000
2015	132,000
2016	132,000
2017	176,000
Thereafter	-
$704,000

The Company is subject to certain litigation arising in the ordinary course of business. Management does not believe that any litigation will have a material adverse effect on the Company’s consolidated financial position.

Employment Agreements

The Company entered into employment agreements with the chief executive officer, chief financial officer, and other key employees and granted 28,477,806 restricted shares vesting over 36 months. The fair value of the common stock on the date of grant was $0.09 or $2,563,002. During 2012, the Company and applicable parties amended the Company’s employment agreements with the chief executive officer and the chief financial officer as well its consulting agreement with Corporate Strategies, LLC. In part, the amendments provide for the right of the Company to clawback or reclaim any unvested shares during the stated 3 year vesting period.

NOTE 16 – SIGNIFICANT CUSTOMERS

Three customers represented 11%, 11% and 7% of the Company’s gross sales for the year ended December 31, 2012. Three companies represented 26%, 12% and 7% of outstanding accounts receivable at December 31, 2012. Four customers represented 25%, 14%, 13% and 11% of the Company’s gross sales and four companies represented 25%, 16%, 11% and 11% of outstanding accounts receivable for the year ended December 31, 2011.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 17 – SUBSEQUENT EVENTS

On March 13th 2013 the company was advised by council that the Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al matter has been dismissed with no further liability to the Company.

Effective April 12, 2013, Noureddine Ayed, The Company’s Chairman of the Board and a member of the Company’s Executive Committee, resigned from both positions and as a member of the Board. The letter of resignation of Noureddine Ayed did not indicate, and our executives officers have not received any communication indicating, that the resignation was the result of any disagreements on any matter relating to the Company’s operations, policies or practices.

Effective April 12, 2013, the Board of Directors of the Company, by unanimous written consent, (i) accepted the resignation of Noureddine Ayed as Chairman of the Board and as the Company’s Executive Committee and as a member of the Board and (ii) voted to eliminate the Company’s Executive Committee.

As of April 12, 2013 the $3 million receivables purchase agreement with a merchant bank had $617,213 outstanding and $2,382,787 available.

As of April 12, 2013 the $1 million receivables purchase agreement with a merchant bank had $0 outstanding and $1,000,000 available.

As of March 28, 2013 the $1 million line of credit with Patriot Bank was increased to $1.25 million. As of April 12, 2013 the amount oustanding was $1,245,540 and $4,460 was available.

