Form 10-K/A
period 2012-12-31
Texas Gulf Energy Inc
filed 2013-04-26
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

 DOCUMENTS INCORPORATED BY REFERENCE

None

Texas Gulf Energy, Incorporated

FORM 10-K/A

INDEX

		Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	1
Item 11.	Executive Compensation.	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters.	6
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	8
Item 14.	Principal Accountant Fees and Services.	9

Part IV
Item 15.	Exhibits and Financial Statement Schedules.	9

SIGNATURES
CERTIFICATIONS

Texas Gulf Energy, Incorporated

FORM 10-K/A

EXPLANTORY NOTE

Texas Gulf Energy, Incorporated (the “Company,” “we,” “us”, “our”) filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the "Form 10-K") on April 16, 2013, pursuant to which we incorporated by reference into Part III thereof portions of our definitive proxy statement for our 2013 Annual Meeting of Shareholders (the "Proxy Statement") to be subsequently filed with the Securities and Exchange Commission ("SEC"). We hereby amend the Form 10-K to file such Part III information in this Form 10-K/A (the "Form 10-K/A") rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below. In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including in this amendment certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of such certifications.

This Form 10-K/A makes reference to the date of the Form 10-K, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated the disclosures contained in the Form 10-K in any way other than as specifically set forth in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and other filings made by our company with the SEC subsequent thereto.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND BOARD OF DIRECTORS

Set forth below are the names of the members (“Directors”) of our board of directors (the “Board”) and executive officers, their business experience during the last five (5) years, their ages and all positions and offices that they hold with us as of April 24, 2013.

Name	Age	Position
Karim Ayed	40	Director
David Matthews	60	Director, Chief Executive Officer, President
Craig Crawford	60	Director, Chief Financial Officer, Chief Operating Officer
Denise Nelson	49	Secretary

Biographies of Officers and Directors

Karim Ayed. Mr. Ayed was appointed as a Director of the Company on October 15, 2012. Mr. Ayed obtained his Bachelor's degree from Bentley College, Boston, MA. Beginning in April, 2010 to present, he has served as President and CEO of Group EAG Group, which in itself consists of forty-two (42) companies with world-wide operations on five continents. In this position, he served as Vice-President of International Plant Services, L.L.C. which became a wholly-owned subsidiary of the Company in December 2011.

David Mathews.  On December 31, 2011 Mr. Mathews was appointed Chief Executive Officer, effective December 31, 2011, and a Director , effective in January 2012, of the Company. From 2006 until 2009, Mr. Mathews served as a Senior Vice President and Partner at InServ Construction Services, a division of Willbros Group, Inc. From 2010 until 2011 he served as Vice President, Gulf Coast Operations, or Ardent, LLC. During 2011, Mr. Mathews served as the Chief Executive Officer of International Plant Services, L.L.C., now a wholly owned subsidiary of the Company.

Craig Crawford. Mr. Crawford has served as a Director and as Chief Financial Officer of the Company since November 18, 2011. Effective December 31, 2011 he was appointed as Chief Operating Officer of the Company. Mr. Crawford has served as President of International Plant Services L.L.C., now a subsidiary of the Company, from the beginning of November 2011 to the present. Previously, he served as Operations Director – Oil and Gas Industry, Mid- and Down-Stream Construction Services for Willbros Group, Inc. from September 2008 until August 2011. Willbros Group, Inc. is a publicly traded company listed on the New York Stock Exchange (NYSE:WG). Prior to that he was Vice-President – Gulf Coast and North East Turnarounds, Maintenance, and Construction Services for Starcon, Inc. from May 2007 to August 2008. Before that he was President of World Wide Welding, Inc. and General Manager – Mid-Continent and Gulf Coast Business Unit for TIMEC, Inc. a subsidiary of Transfield Services Limited from February 2006 to May 2007. Transfield Services Limited is an Australian publicly listed corporation trading on the Australian Stock Exchange (ASX:TSE). Beginning in August 2005 until February 2008, he served as Operations Manager and Advisor to the CEO of Systems, Evolution, Inc., an OTCBB-traded company. Concurrently, Mr. Crawford has served as an officer and director of two other OTC-traded companies, as a Director and President of AppTech, Inc. (“APCX.PK”)from September 2009 through January 2010 and as a Director and President of W Technologies, Inc. (“WTCG”) from May 2011 until November 2011.

Denise Nelson. Ms. Nelson was appointed to serve as the Secretary of the Company on February 7, 2012. She has over twenty-five (25) years’ experience in office management and administrative support. From 1990 to 2007, she was Office Manager/Executive Secretary for WorleyParsons Limited. Beginning in 2007 through 2008, Ms. Nelson was an Executive Assistant with Shippers Stevedoring Co. at the Port of Houston, Texas. From 2008 to 2011, she served as Office Manager for InServ/Willbros Group Inc. In 2011, Ms. Nelson became the Office & Administrative Manager for International Plant Services, L.L.C., which is now a wholly-owned subsidiary of the Company. She shall serve as the Secretary of the Company until her resignation or replacement by the Company’s Board of Directors.

CORPORATE GOVERANCE AND BOARD MEMBERS

Family Relationships

There are no family relationships by and between or among the Directors or other officers. None of our Directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the “Biographies of Officers and Directors” section above.

Election of Directors and Officers

Directors hold office until the next succeeding annual meeting and the election and/or qualification of their respective successors. Officers are elected annually by our Board and hold office at the discretion of our Board until their earlier retirement or election and/or qualification of their successors. Our Bylaws permit our Board to fill any vacancy and such director may serve until the next annual meeting of shareholders and the due election and qualification of their successor.

Legal Proceedings

Unless otherwise indicated, to the knowledge of the Company after reasonable inquiry, no current Director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice, acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member; except that in October 2005, Mr. Crawford filed for bankruptcy in the Southern District of Texas as a protective measure relative to discharged lawsuits against The Project Group, Inc., a company which Mr. Crawford had served as President and CEO.

Promoters and Control Persons

None.

Committees of our Board of Directors

As of this date, the Company has not appointed an audit committee, compensation committee or nominating committee. Our Board does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by the Board. We have not adopted any procedures by which security holders may recommend nominees to our Board.

Board Leadership and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. The Company has no policy requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed our Board the flexibility to establish the most appropriate structure for the Company at any given time.

The Board oversees our shareholders’ interest in the long-term health and the overall success of the Company and its financial strengths. The full Board is actively involved in overseeing risk management for the Company. It does so in part through discussion and review of our business, financial and corporate governance practices and procedures. The Board, as a whole, reviews the risks confronted by the Company with respect to its operations and financial condition, establishes limits of risk tolerance with respect to the Company’s activities and ensures adequate property and liability insurance coverage.

Meetings of the Board and Stockholder Communications

Our Board conducted all of its business and approved all corporate action during the fiscal year ended December 31, 2012 and from January 1, 2013 to present, by the unanimous written consent of its members, in the absence of formal board meetings. Holders of the Company’s securities can send communications to the Board via mail or telephone to the Secretary at the Company’s principal executive offices. The Company has not yet established a policy with respect to Board members’ attendance at the annual meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, Directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2012, all such reports were filed in a timely manner.

Code of Business Conduct and Ethics Policy

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Audit Committee Financial Expert

Not applicable, as we do not presently have an audit committee.

Director Independence

Quotations for our Common Stock are entered on the OTC Bulletin Board and OTC Markets inter-dealer quotation systems, which do not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Presently, we have no independent directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2012 and 2011 of the principal executive officer, in addition to our two most highly compensated officers whose annual compensation exceeded $100,000.

Name and Position	Year	Salary	Bonus	All other compensa- tion		Total

David D. Mathews Chief Executive Officer and President	2012	$221,314	$50,000	$2,100	*	$271,314
	2011	$70,000	$-0-	2,800		$72,800
Craig Crawford Chief Financial Officer and Chief Operating Officer	2012	$47,423	$25,000	$132,418	**	$204,841
	2011	$13,215	-0-	27,084	**	$40,209

Denise Nelson, Secretary	2012	$74,520	$5,000	-0-	$79,520
	2011	$-0-	$-0-	$-0-	$-0-

John Magner ***/**** President	2012	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$750	$750

Pamela Stewart ***/***** Secretary	2012	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	-0-	400	400

*	Auto Allowance
**	This amount was paid to Mr. Crawford’s nominee, Foretenberry Service, Inc,
***	During the 2011 fiscal year, Mr. Magner and Ms. Stewart earned 250,000 and 150,000 restricted shares of Common Stock, respectively.

****	Mr. Magner resigned as President on December 31, 2011.

*****	Ms. Stewart resigned as Secretary on February 7, 2012.

Outstanding Equity Awards at 2012 Fiscal Year End

There were no outstanding equity awards for the Company as of December 31, 2012. Additionally, there were no outstanding equity awards as of December 31, 2012 for any of the named executive officers of the Company.

Employment Agreements

As of December 30, 2011, we engaged (i) David Mathews as our Chief Executive Officer and (ii) Craig Crawford as our Chief Operating Officer, Chief Financial Officer and President pursuant to written employment agreements. Effective January 1, 2012 the Company entered into employment agreements with both David Mathews and Craig Crawford (the “Employment Agreements”). Each of the Employment Agreements has an initial term of three (3) years, unless terminated earlier pursuant to the terms therein.

Base Salary, Bonus and Other Compensation.  Mr. Crawford’s base salary is $40,000 in addition to $135,000 paid to his personal designee. Mr. Mathews’ base salary shall be $240,000 per year, which base salaries will be reviewed at least annually. In addition to base salary, the officers are entitled to receive a quarterly performance bonus based on the officer’s performance for the previous quarter. The officers are also eligible to receive paid vacation, and participate in health and other benefit plans and will be reimbursed for reasonable and necessary business expenses.

Equity Compensation.  In connection with the engagement of Mr. Crawford as an officer, Mr. Crawford was awarded an amount of 4,710,000 shares (the “Crawford Restricted Shares”) of Common Stock. The Crawford Restricted Shares vest as follows: (i) 1,570,000 of the Crawford Restricted Shares on January 15, 2012; (ii) 1,570,000 of the Crawford Restricted Shares on January 15, 2013; and (iii) 1,570,000 of the Crawford Restricted Shares on January 15, 2014. In the event of a change of control or sale of the Company, all of the Crawford Restricted Shares shall immediately vest and be issued by Company immediately prior to such change of control or sale. Also, in connection with the appointment of Mr. Mathews as CEO, Mr. Mathews was awarded 15,667,806 shares (the “Mathews Restricted Shares”) of Common Stock. The Mathews Restricted Shares vest as follows: (i) 5,222,602 of the Mathews Restricted Shares on January 15, 2012; (ii) 5,222,602 of the Mathews Restricted Shares on January 15, 2013; and (iii) 5,222,602 of the Mathews Restricted Shares on January 15, 2014. In the event of a change of control or sale of the Company, all of the Mathews Restricted Shares shall immediately vest and be issued by the Company immediately prior to such change of control or sale.

Severance Compensation.  If Mr. Crawford’s or Mr. Mathews’ employment is terminated for any reason, other than for cause, each will be entitled to receive his or her base salary for the period representing the remainder of the term of the employment agreement. In the event of an early termination of the employment period because of the voluntary resignation, total disability or death of the Executive, or termination of the executive’s employment for cause, the executive, or his estate in the event of his death, will receive his base salary through the date of employment termination.

2012 Director Compensation

For the year ended December 31, 2012, none of the members of our Board received compensation for his service as a director. We do not currently have an established policy to provide compensation to members of our Board for their services in that capacity. We intend to develop such a policy in the near future.

Compensation Discussion and Analysis

Background and Compensation Philosophy

Our Board has historically determined the compensation to be paid to the executive officers based on the Company’s financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers to the success of the Company.

Our Board has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. No pre-established metrics have been used by our Board in determining the compensation or our executive officers. Mr. Ayed, Mr. Crawford and Mr. Mathews are involved in the Board’s deliberations regarding executive compensation and provide recommendations with respect to their compensation.

As our executive leadership and Board grow, our Board may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

Elements of Compensation

We provide our executive officers with a base salary and an incentive bonus structure to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary and incentive bonus has served the Company well in attracting and retaining key personnel.

Equity Incentive and Benefit Plans

The Company has no stock option, retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees; however our Board may recommend the adoption of one or more such programs in the future.

Deferred Compensation

We do not provide our executives the opportunity to defer receipt of annual compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information concerning the number of shares of our capital stock owned beneficially as of April 25, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class or Series of our voting securities, (ii) our directors, and our named executive officers.

Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Series	Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership	Percentage of Class of Stock(1)	Percentage of all Voting Rights

DIRECTORS AND EXECUTIVE OFFICERS

Common Stock	Karim Ayed Director	(2)	14,705,882 Direct	22.64%	4.02%

Common Stock	David D. Mathews Chief Executive Officer and President, and a Director	(2)	15,667,806 Direct	24.12%	4.03%

Common Stock	Craig Crawford Chief Financial Officer, Chief Operating Officer and a Director	(2)	4,710,000 Indirect	7.25%	1.30%

Common Stock	Denise Nelson Secretary	(2)	100,000 Direct	0.15%	0.03%

Common Stock	All Directors and Executive Officers; as a Group (4 persons)		35,183,688	54.16%	9.38%

Series A Convertible Preferred Stock	Karim Ayed, Director	(2) (3)	966667 Direct	33.35%	26.49%

Series A Convertible Preferred Stock	David D. Mathews; Chief Executive Officer and a Director	(2) (3)	966,666 Direct	33.30%	26.49%

Series B Convertible Preferred Stock	Karim Ayed, Director	(2) (4)	5,000,000 Direct	50.00%	1.38%

	5% STOCKHOLDERS

Common Stock	Mohamed Noureddine Ayed	(2)	14,705,883 Direct	22.64%	4.02%
Common Stock	Karim Ayed	(2)	14,705,882 Direct	22.64%	4.02%
Common Stock	David D. Mathews	(2)	15,667,806 Direct	24.12%	4.03%
Common Stock	Craig Crawford	(2)	4,710,000 Direct	7.25%	1.30%

Series A Convertible Preferred Stock	Mohamed Noureddine Ayed	(2) (3)	966,667 Direct	33.35%	26.49%

Series A Convertible Preferred Stock	Karen Ayed	(2) (3)	966,667 Direct	33.35%	26.49%

Series A Convertible Preferred Stock	David Mathews	(2) (3)	966,667 Direct	33.30%	26.49%

Series B Convertible Preferred Stock	Mohamed Noureddine Ayed	(2) (4)	5,000,000 Direct	50.00%	1.38%

Series B Convertible Preferred Stock	Karim Ayed	(2) (4)	5,000,000 Direct	50.00%	1.38%

(1)	Based on 64,947,025 shares of Common Stock, with Voting Rights of 64,947,025; 2,900,000 shares of Series A Convertible Preferred stock, with Voting Rights of 290,000,000; and 10,000,000 shares of Series B Convertible Preferred Stock, with Voting Rights of 10,000,000, all of which were issued and outstanding as of April 1, 2013. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common and Preferred stock actually outstanding on April 1, 2013.

(2)	The address for each shareholder is 1602 Old Underwood Road, La Porte, TX 77571.

(3)	Each share of Series A Convertible Preferred Stock has Voting Rights of 100-to-1 relative to shares Common Stock

(4)	Each share of Series B Convertible Preferred Stock has Voting Rights of 1-to-1 relative to shares Common Stock

Item13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

The Company’s two largest shareholders, Mohammed Noureddine Ayed and Karim Ayed, the latter also being a Director of the Company, as of December 31, 2012, maintain a 63.8% voting control of the Company. The Company utilizes corporations owed by the two majority shareholders that provide certain services to the company, which include the following:

ñ	Testing
ñ	Recruiting
ñ	Mobilization
ñ	Training
ñ	Lodging
ñ	Facilities
ñ	Foreign Payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

The total due to these related parties is $ 2,155,029 and $1,430,773 as of December 31, 2012 and 2011, respectively, for services performed by affiliates of the Company.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. The Company pays $2 per hour billed by these employees for all of these services. Amounts payable to the related party as of December 31, 2012 and 2011 were $753,589 and $194,823, respectively.

The Company utilizes a United States LLC affiliated by common ownership for some of its hotels and lodging facilities to accommodate its construction workers. The Company charges clients $65 per diem for workers on location and in turn pays $40 to the related company for this service. The Company also has a one year lease for its operating facilities from this affiliate that are renewed annually. Amounts payable to the related party of $1,406,440 and $997,120 are included in the balances as of December 31, 2012 and 2011, respectively.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for audit services provided by LBB & Associates, and other services provided by LBB & Associates, Hammack CPAs and CHG Consulting Services for the fiscal years 2012 and 2011.

	Year Ended
	12/31/12	12/31/11
Audit Fees (a)	$102,215.00	$34,616.00
Audit Related Fees (b)	$96,680.00	$53,269.33
Tax Fees (c)	$29,322.10	$41,550.98
Total Fees	$228,217.10	$129,436.31

(a)	Audit fees consist of fees for the audit of our Company's financial statements included in our Company's annual report and review of financial statements included in our Company's quarterly reports.
(b)	Audit-related fees include audit and diligence of our Company's accounting and financial reports, including consulting fees regarding Company acquisitions.
(c )	Tax fees consist of fees for the preparation of federal and state income tax returns.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of the Annual Report on Form 10-K, filed with the SEC on Apr1l 16, 2013.

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

Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2013.
3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.
3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.
3.3	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2009.	Incorporated by reference to Schedule 14C Definitive Information Statement filed with the SEC on September 18, 2009.
3.4	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2010.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010.
3.5	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.
3.6	Certificate of Designation of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.7	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.
3.8	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 4, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2011.
3.9	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated November 22, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2011.
3.10	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 9, 2012.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.
3.11	Certificate of Correction filed with the Nevada Secretary of State on February 3, 2012.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.
10.1	Convertible Promissory Note issued by the Company in favor of Karim Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.
10.2	Convertible Promissory Note issued by the Company in favor of Mohamed Noreddine Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.
10.3	Employment Agreement between the Company and Craig Crawford dated January 1, 2012.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.
10.4	Employment Agreement between the Company and David Mathews dated January 1, 2012.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.
10.5	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.
10.6	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Damon Wagley dated January 27, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.
10.7	Convertible Promissory Note issued by the Company in favor of the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.
10.8	Convertible Promissory Note issued by the Company in favor of Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.
21	List of Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed with the SEC on April 16, 2013
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.	Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed with the SEC on April 16, 2013

SIGNATURES

In accordance the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS GULF ENERGY, INCORPORATED

Date: April 26, 2013
	By:	/s/ David Mathews
David Mathews
Chief Exectuive Officer & Principal Executive Officer

/s/ Craig Crawford
Craig Crawford
Chief Financial Officer & Principal Financial and Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April __, 2013

.

Signatures	Title	Date

/s/ David Mathews	Director	April 26, 2013
David Mathews

/s/ Craig Crawford	Director	April 26, 2013
Craig Crawford

