Form 10-Q
period 2013-03-31
Texas Gulf Energy Inc
filed 2013-06-21
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of June 14, 2013 there were 64,947,025 shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended December 31, 2012 and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas and power industries in particular;

•	changes in laws or regulations; including the granting of Visas for foreign guest workers and

•	other factors, many of which are beyond our control.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Gulf Energy, Incorporated

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenues	$7,296,113	$9,066,188
Cost of revenues	5,512,121	7,109,381

Gross profit	1,783,992	1,956,807
Selling, general and administrative expenses	1,420,911	1,895,853

Operating income	363,081	60,954

Other income (expense):
Interest expense	(85,041)	(5,425)
Other	134,376	-

Income before income tax expense	412,416	55,529

Benefit (Provision) for federal, state and foreign income taxes	(137,644)	24,834

Net income	$274,772	$80,363

Basic earnings per common share	$0.01	$0.00

Diluted earnings per common share	$0.00	$0.00

Weighted average common shares outstanding:
Basic	49,991,206	45,680,709
Diluted	141,627,037	137,930,549

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$86,607	$394,306
Accounts receivable, net	6,323,942	6,652,483
Federal income taxes receivable	-	115,224
Deferred income taxes	130,000	130,000
Prepaid expenses and other current assets	398,219	616,648
Total current assets	6,938,803	7,908,661

Property and equipment, net	1,296,808	1,431,741
Goodwill and other assets	942,227	942,227
Total assets	$9,177,803	$10,282,629

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,255,204	$1,292,686
Accrued liabilities	672,546	1,353,044
Due to related parties, net	9,396	204,561
Federal income taxes payable	20,453	-
Lines of Credit	1,974,061	2,623,552
Note payable	209,135	233,135
Total current liabilities	4,140,795	5,706,978

Convertible debt	1,283,126	1,283,126
Deferred federal income tax	29,000	29,000
Total liabilities	5,452,921	7,019,104

Commitments and Contingencies

Stockholders’ equity:
Common stock - $.00001 par value; 500,000,000 shares authorized; 51,373,307 shares issued and outstanding as of March 31, 2013, and 49,300,156 December 31, 2012	514	493
Preferred stock – par value of $.00001;100,000,000 shares authorized; Series A convertible preferred stock 2,900,000 issued and outstanding	29	29
Series B convertible preferred stock 10,000,000 issued and outstanding	100	100
Additional paid in capital	3,407,753	3,221,189
Retained earnings	316,486	41,714
Total stockholders’ equity	3,724,882	3,263,525
Total liabilities and stockholders’ equity	$9,177,803	$10,282,629

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Cash flow from operating activities
Net income	$274,772	$80,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	160,073	89,987
Stock based compensation	186,585	213,584
Changes in working capital accounts:
Change in accounts receivables	328,541	(419,055)
Change in federal income taxes receivable	135,677	(230,580)
Change in prepaid expenses and other current assets	218,429	(78,177)
Change in accounts payable	(37,481)	720,066
Change in accrued liabilities	(680,497)	137,532
Change in due to related parties	(195,166)	(1,354,423)
Net cash provided by (used in) operating activities	390,933	(840,703)

Cash flows from investing activities
Purchase of property and equipment	(25,140)	(668,600)
Acquisitions	-	(371,022)
Proceeds from sale of assets	-	94,094
Net cash used in investing activities	(25,140)	(945,528)

Cash flows from financing activities
Payment of notes payable	(24,000)	(189,279)
Proceeds from line of credit, net	(649,492)	2,073,482
Net cash from financing activities	(673,492)	1,884,203

Net change in cash and cash equivalents	(307,699)	97,972

Cash and cash equivalents:
Beginning	394,306	2,747,880
Ending	$86,607	$2,845,852

Supplemental disclosure of cash flow information
Cash payments (receipts) for:
Federal income tax	$-	$300,000
Interest expense	$85,566	$5,481

See accompanying notes to the Consolidated Financial Statements.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K for the year then ended. The Company’s business is cyclical due to the scope and timing of projects released by its customer base. Planned maintenance projects at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Our business can also be affected by seasonal weather conditions including hurricanes, snowstorms, abnormally low or high temperatures or other inclement weather, which can result in reduced activities. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Recently Issued Statements of Financial Accounting Standards

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Convertible debt at March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012

Fishbone Note	$1,283,126	$1,283,126
Less: current maturities of long-term debt	-	-
Total long-term debt	$1,283,126	$1,283,126

Note 4 - Lines of Credit

On February 29, 2012, the Company entered into a $3 million receivables purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 14.30% and 10% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $800,588 and $2,212,362 was available at March 31, 2013.

On September 14, 2012, the Company entered into a $1 million receivable purchase agreement with ta merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 10% and 14.30% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $0 and $1,000,000 was available at March 31, 2013. This agreement can be terminated at any time by the Company.

In November 2012, the Company renewed its $1,000,000 line of credit with Patriot Bank through May 9, 2013. The line of credit bears interest at 6.5% or the Wall Street Journal prime rate plus 2%. Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on May 9, 2013. In March 2013, the Company increased the line of credit to $1,250,000 and modified the maturity date to July 26, 2013. The balance on the revolving line of credit is $1,199,520 at March 31, 2013.

Note 5 - Note Payable

The Company assumed a loan due to a former shareholder of Fishbone that matures in June of 2013 has been extended to April of 2014. The amount assumed was $422,529 and is guaranteed by Fishbone. The balance outstanding at March 31, 2013 is $209,135.

Note 6 - Stock Based Compensation

The stock based compensation cost that has been charged against income by the Company was $186,585 and $213,584 for the three months ended March 31, 2013 and 2012, respectively, for common stock awarded by the Company. The Company entered into employment agreements with the chief executive officer, chief financial officer, and other key employees and granted in prior year 28,477,806 restricted shares vesting over 36 months. The fair value of the common stock on the date of grant was $0.09 per share or $2,563,002. During 2012, 3,600,000 restricted shares with a fair value of $324,000 were accelerated, thus the remaining 24,877,806 restricted shares with a fair value of $2,239,002 is being recognized over the remaining 24 months. During the three months end March 31, 2013 the Company issued 2,073,151 restricted shares per vesting of the granted shares. As of March 31, 2013 there are 14,512,054 restricted shares and $1,306,085 remaining to be recognized.

On July 5, 2012 the Company granted 4,100,000 restricted shares to key employees for services, vesting equally on July 15, 2012, July 15, 2013, and July 15, 2014.

Note 7 - Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2013 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the three months ended March 31, 2013 and 2012 in the form of convertible preferred stock series A, and B and convertible debt.

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

The Company’s current federal income tax expense is approximately $138,000 for the three months ended March 31, 2013.

Note 9 – Segment Information

During the quarter the Company has reportable segments, International Plant Services, LLC, TGE Electrical & Instrumentation, and Fishbone Solutions, Inc. segments.

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

Fishbone Solutions, LTD was acquired by the Company on February 3, 2012 and the name was changed to Fishbone Solutions, Inc. effective March 28, 2012.

Segment revenue is as follows: (in $000’s)

Three months ended March 31, 2013:

	International Plant Services	TGE Electrical & Instrumentation	Fishbone Solutions	Totals
Revenues	4,116	984	2,196	7,296
Net income (loss)	(349)	278	345	274
Total Assets	7,330	505	4,088	11,923

Total assets after elimination is $9,223

Three months ended March 31, 2012:

	Fishbone Solutions	International Plant Services	TGE Electrical & Instrumentation Services	Totals
Revenues	695	8,371	-	9,066
Net income (loss)	(7)	124	(37)	80
Total Assets	2,339	13,380	(37)	15,682

Total assets after elimination is $12,582

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

The Company had originally filed against the Rushings for a Declaratory Judgment alleging they had failed to perform relative to a letter of intent with Texas Gulf Fabricators, Inc., or alternatively, that the letter of intent was not enforceable.  The Company also filed a conversion action against the Rushings for removing property from a fabrication facility.  The Rushing Family filed two separate counterclaims in the underlying state court actions before removing both actions to federal court in March 2013.  On April 13, 2013, the federal court denied jurisdiction and remanded the matter back to the Texas State Court in the proceedings known as: (i) Cause No. 2013-00543; Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC and Texas Gulf Fabricators, Inc. VS. Penn Rushing, et al, in the 270th Judicial District Court of Harris County and (ii) Cause No. 2013-004690; Texas Gulf Energy, Inc. vs. Penn Rushing, et al, in the 270th Judicial District Court of Harris County.  The Rushings' allegations include fraudulent inducement, negligent misrepresentation, breach of fiduciary duty, conversion, equitable estoppel and securities violations.

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

Note 11 - Related Party Transactions

The Company's two majority owners as of March 31, 2013 maintain a 74.8% voting control of the Company. The Company utilizes corporations owned by the two majority shareholders that provide certain services to the Company’s construction services segment, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training
•	Lodging
•	Facilities
•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

Due to related parties balance is $9,396 at March 31, 2013 for services performed by affiliates of the Company.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. TGE pays $1.40 per hour billed by these employees for all of these services. Total charges for the three months ended March 31, 2013 was $61,052.88.

Note 12 – Significant Customers

During the three months ended March 31, 2013 the Company derived a significant amount of revenue from four customers comprising of 13.6%, 8.6%, 8.4% and 8.2%. Compared to four customers during the three months ended March 31, 2012 comprising of 18%, 15%, 14%, and 10%.

Note 13 - Subsequent Events

As of June 14, 2013 the $3 million receivables purchase agreement with a merchant bank had $617,213 outstanding and $2,382,787 available.

As of June 14, 2013 the $1 million receivables purchase agreement with a merchant bank had $0 outstanding and $1,000,000 available.

As of June 14, 2013 the $1.25 million line of credit with Patriot Bank had $1,245,540 outstanding and $4,460 was available.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting policies from those reported in our fiscal 2012 Annual Report on Form 10-K/A filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2012 Annual Report on Form 10-K/A. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Consolidated

Consolidated revenues were approximately $7.3 million for the three months ended March 31, 2013, a decrease of $1.8 million, or 19.8%, from consolidated revenues of $9.1 million in the same period in the prior fiscal year. The decrease in consolidated revenues was a result of a decrease in utilization at International Plant Services, L.L.C.

Consolidated net income increased from approximately $80,000 in the three months ended March 31, 2012 to $274,000 in the three months ended March 31, 2013. The increase of $194,000 was primarily due to decreased G&A expenses. Gross profit increased to 24.5% in the three months ended March 31, 2013 from 22% in the same period a year earlier. Consolidated selling, general & administrative (“SG&A”) expenses were $1.4 million in the three months ended March 31, 2013 compared to $1.9 million in the same period a year earlier. The decrease of $.5 million, or 26%, was primarily related to lower operating costs due to a reduction in additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, decreased business volumes and strategic initiatives. SG&A expenses in the three months ended march 31, 2013 included $186,585 in non-cash compensation compared to $213,584 in the same period of 2012. SG&A expense as a percentage of revenue decreased to 19% in the three months ended March 31, 2013 compared to 21% in the same period in the prior fiscal year. We expect SG&A as a percent of revenue in future quarters to drop as new business units bring on projects and associated revenues in accordance with our 2013 plan.

The effective tax rate was an expense of 34% for the three months ended March 31, 2013 and was a benefit of 34% in the same period in 2012.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

A reconciliation of EBITDA to net income follows: (in 000’s)

	Three Months Ended
	March 31, 2013	March 31, 2012

Net income (loss)	$274	$80
Interest expense	85	5
Income tax expense (benefit)	138	(25)
Depreciation and amortization	160	90
EBITDA	$657	$150

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the three months ended March 31, 2013 was cash generated from operations, cash on hand at the beginning of the quarter and our accounts receivable line of credit. Cash on hand at March 31, 2013 totaled $86,607. We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in borrowings under our credit facility.

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

Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. We determined that our disclosure controls and procedures were not effective as of March 31, 2013 as a result of the material weaknesses and deficiencies in our internal control over financial reporting, as discussed in “Changes in Internal Control Over Financial Reporting” below. In light of such weaknesses, management performed an additional analysis subsequent to our recent changes in internal control (described below) regarding the preparation and content of the financial statements contained in this Quarterly Report on Form 10-Q, and management concluded that our disclosure controls and procedures are effective and that the financial statements present, in all material respects, the Company’s financial condition for the period reported in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

We did not effect any change in our internal controls over financial reporting during the period covered by this report that materially affected, or that would reasonably be likely to affect materially, our internal control over financial reporting. However, there have been changes made in our internal controls and financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the quarter ended March 31, 2013, that effect our report for such period.  Material weaknesses in our internal controls were identified by the Company’s management, and reported to the Board of Directors and auditors in May, 2013.  These material weaknesses were primarily related to errors in accounting as the Company failed to reconcile certain accounts, which resulted in a number of accounting entries that were not properly reversed in the quarter ended June 30, 2012. Additionally, there were related balance sheet accounts that were not checked and verified.  The Company has implemented new processes regarding the reconciliation, review and reporting of the accounts on a monthly basis and assigned new qualified personnel to operate the Company’s new accounting system to prevent these accounting errors from re-occurring, but there can be no assurance that every error will be detected.  The Company’s financials contained in this report are the result of a thorough review conducted by management.   Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

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

The Company had originally filed against the Rushings for a Declaratory Judgment alleging they had failed to perform relative to a letter of intent with Texas Gulf Fabricators, Inc., or alternatively, that the letter or intent was not enforceable.  The Company also filed a conversion action against the Rushings for removing property from a fabrication facility.  The Rushing Family filed two separate counterclaims in the underlying state court actions before removing both actions to federal court in March 2013.  On April 13, 2013, the federal court denied jurisdiction and remanded the matter back to the Texas State Court in the proceedings known as: (i) Cause No. 2013-00543; Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC and Texas Gulf Fabricators, Inc. VS. Penn Rushing, et al, in the 270th Judicial District Court of Harris County and (ii) Cause No. 2013-004690; Texas Gulf Energy, Inc. vs. Penn Rushing, et al, in the 270th Judicial District Court of Harris County.  The Rushings' allegations include fraudulent inducement, negligent misrepresentation, breach of fiduciary duty, conversion, equitable estoppel and securities violations.  These claims relate to a letter of intent and foreclosure proceeding on a shop property in Baytown, Texas.  The Rushings have not disclosed an amount of damages sought. The Company is required to pay for the defense of Mr. Mathews, Mr. Crawford and Mr. Connolly.  The Company opposes the removal to federal court.  The Company believes the Rushing's claims are without merit and intends to pursue its claims and defenses vigorously.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: June 21, 2013	By:	/s/ Craig Crawford
Craig Crawford, Chief Financial Officer signing on behalf of the registrant and as the registrant’s Principal Financial Officer

