Form 10-Q/A
period 2012-09-30
Texas Gulf Energy Inc
filed 2013-07-05
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 4)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), &and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒      No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Inter Active Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒

As of June 14, 2013 there were 64,947,025 shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

EXPLANATORY NOTE

Texas Gulf Energy, Incorporated (referred to herein as the “Company” or in first person notations “we,” “us” and “our”) is filing this Amendment No. 4 of Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as previously amended by Amendment Nos. 1 - 3 (the “Original Filing”), to restate the Company’s Consolidated Statements of Operations for the period ended September 30, 2012, Consolidated Balance Sheets as of September 30, 2012, and Consolidated Statements of Cash Flows for the period ended September 30, 2012. This restatement is necessary due to material weaknesses in the Company’s internal controls that resulted in accounting errors that occurred when the Company failed to reconcile certain accounts. The effected accounts were “Prepaid Expenses - Credit Cards,” “Accrued Revenue,” “Advance to Global NuTech, Inc.,” and “Accrued Expenses.” As part of the restatement process resulting from our review of such errors, we assessed which items should be corrected in our previously issued financial statements. The aggregate adjustments in our financial statements changed net income (loss) by $284,277 and $284,277 for the three and nine months ended September 30, 2012, respectively, and total assets and total liabilities by $288,968 and $4,692 respectively. See note 1 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q/A for information regarding the revisions to the previously issued financial statements, and such revisions and adjustments are reflected in the financial statements.

All of the information in this Form 10-Q/A is as of September 30, 2012 (unless explicitly identified as of another date) and does not reflect events or circumstances that may have occurred after the Original Filing or otherwise update disclosures (including the exhibits to the Original Filing other than Exhibits 31.1, 31.2, 32.1 and 32.2 described below), except with respect to the restatement and related matters in the following sections:

PART I

Item 1 - Financial Statements

Item 1 - Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 4 - Controls and Procedures

PART II

Item 6 - Exhibits

This Form 10-Q/A includes new Rule 13a-14(a)/15d-14(a) certificates as Exhibits 31.1 and 31.2, and new certifications pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Gulf Energy, Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Revenues	$8,080,254	$8,875,042	$25,410,018	$22,976,389

Cost of revenues	6,569,790	6,700,449	19,741,646	19,138,303

Gross profit	1,510,464	2,174,593	5,668,372	3,838,086

General and administrative expense	2,175,442	1,188,264	6,666,469	2,430,577

Income (loss) from operations	(664,978)	986,329	(998,097)	1,407,509

Other income (expense)
Other income (expense)	404,820	845	405,502	1,044
Interest income (expense)	(16,630)	(10,904)	(89,086)	(12,057)
Total other income (expense)	388,190	(10,059)	316,416	(11,013)

Income before income tax	(276,788)	976,270	(681,681)	1,396,496

Income tax benefit (expense)	60,344	(377,956)	200,987	(532,459)

Net income (loss)	$(216,444)	$598,314	$(480,694)	$864,037

Earnings (loss) per share
Basic	$(0.00)	$0.02	$(0.01)	$0.03
Diluted	$(0.00)	$0.02	$(0.01)	$0.03

Weighted average shares outstanding
Basic	48,847,954	29,411,765	47,309,704	29,411,765
Diluted	48,847,954	29,411,765	47,309,704	29,411,765

See accompanying notes.

Texas Gulf Energy, Incorporated

Consolidated Balance Sheets

	September 30, 2012 (restated and unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$182,615	$2,747,880
Accounts receivable, net	4,888,177	4,402,230
Deferred income taxes	130,000	130,000
Federal income tax receivable	176,389	—
Prepaid expenses and other current assets	602,457	875,327
Total current assets	5,979,638	8,155,437

Property and equipment, net	1,556,219	191,158
Goodwill and other assets	942,228	—
Total assets	$8,478,085	$8,346,595

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$765,536	$201,085
Accrued liabilities	1,071,770	2,939,184
Due to related parties, net	190,461	1,430,773
Federal income taxes payable	—	455,000
Lines of Credit	1,835,889	—
Note payable	145,808	—
Total current liabilities	4,009,464	5,026,042

Convertible debt	1,500,000	—
Deferred federal income tax	29,000	29,000
Total liabilities	5,538,464	5,055,042

Stockholders’ equity:
Common stock - $.00001 par value; 500,000,000 shares authorized; 47,227,006 shares issued and outstanding as of September 30, 2012, and 39,307,554 December 31, 2011	472	393
Preferred stock – par value of .00001;100,000,00 shares authorized; Series A convertible preferred stock 2,900,000	29	29
issued and outstanding Series B convertible preferred stock 10,000,000 issued and outstanding	100	100
Additional paid in capital	3,034,508	2,905,825
Retained earnings (Accumulated deficit)	(95,488)	385,206
Total stockholders’ equity	2,939,621	3,291,553
Total liabilities and stockholders’ equity	$8,478,085	$8,346,595

See accompanying notes.

Texas Gulf Energy, Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
	restated
Cash flow from operating activities
Net income (loss)	$(480,694)	$864,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	377,004	75,380
Stock based compensation	900,751	—
Bad debt	—	145,563
Gain on sale of assets	(43,192)	—
Gain on sale of business	(348,001)	—
Changes in working capital accounts:
Change in accounts receivables	132,756	(2,260,633)
Change in federal income taxes receivable	—	1,298,095
Change in prepaid expenses and other current assets	175,449	(208,796)
Changes in deferred taxes	—	(63,000)
Change in accounts payable	553,723	(111,021)
Change in accrued liabilities	(1,974,602)	1,161,172
Change in due to related parties	(1,290,574)	(1,134,442)
Changes in federal income taxes payable	(631,389)	568,796
Net cash provided by (used in) operating activities	(2,628,769)	335,151

Cash flows from investing activities
Purchase of property and equipment	(891,514)	(246)
Acquisitions	(371,022)	—
Disposal of business	12,661	—
Proceeds from sale of assets	90,384	—
Net cash used in investing activities	(1,159,491)	(246)

Cash flows from financing activities
Payments of notes payable	(223,894)	—
Proceeds from loans	—	45,273
Line of credit, net	1,446,889	—
Net cash from financing activities	1,222,995	45,273

Net change in cash and cash equivalents	(2,565,265)	380,178

Cash and cash equivalents:
Beginning	2,747,880	245,360
Ending	$182,615	$625,538

Supplemental disclosure of cash flow information
Cash payments (receipts) for:
Federal income tax	$194,414	$(1,473,095)
Interest expense	$89,086	$12,057
State income tax	$—	$40,811

See accompanying notes.

Texas Gulf Energy, Incorporated

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Restatement of Financial Information

Texas Gulf Energy, Incorporated (“Company”) has restated its unaudited consolidated financial statements for the three and nine months ended September 30, 2012 to correct its accounting for errors that occurred during this quarter. This statement is necessary due to material weaknesses in the Company’s internal controls that resulted in accounting errors that occurred when the Company failed to reconcile certain accounts. The effected accounts were “Prepaid Expenses - Credit Cards,” “Accrued Revenue,” “Advance to Global NuTech, Inc.,” and “Accrued Expenses.” As part of the restatement process resulting from our review of such errors, we assessed which items should be corrected in our previously issued financial statements. The aggregate adjustments in our financial statements changed net income (loss) by $284,277 and $284,277 for the three and nine months ended September 30, 2012 respectively and total assets and total liabilities by $288,968 and $4,692 respectively.

Impact of the restatement

Impact on Consolidated Statement of Operations

	Three Months Ended September 30, 2012
	As Reported ($)	Adjustment ($)	As Restated ($)

Revenue	8,385,964	(305,710)	8,080,254
Cost of revenues	6,584,343	(14,553)	6,569,790
Gross profit	1,801,621	(291,157)	1,510,464
General and administrative expense	2,086,802	88,640	2,175,442
Income (loss) from operations	(285,181)	(379,797)	(664,978)
Income (loss) before income tax	103,009	(379,797)	(276,788)
Income tax benefit (expense)	(35,176)	95,520	60,344
Net income (loss)	67,833	(284,277)	(216,444)

	Nine Months Ended September 30, 2012
	As Reported ($)	Adjustment ($)	As Restated ($)

Revenue	25,715,728	(305,710)	25,410,018
Cost of revenues	19,756,199	(14,553)	19,741,646
Gross profit	5,959,529	(291,157)	5,668,372
General and administrative expense	6,577,829	88,640	6,666,469
Income (loss) from operations	(618,300)	(379,797)	(998,097)
Income (loss) before income tax	(301,884)	(379,797)	(681,681)
Income tax benefit (expense)	105,467	95,520	200,987
Net income (loss)	(196,417)	(284,277)	(480,694)

Impact on Consolidated Balance Sheets

	September 30, 2012
	As Reported ($)	Adjustment ($)	As Restated ($)

Accounts receivable, net	5,193,887	(305,710)	4,888,177
Federal income tax receivable	—	176,389	176,389
Prepaid expenses and other current assets	762,104	(159,647)	602,457
Total current Assets	6,268,606	(288,968)	5,979,638
Total assets	8,767,053	(288,968)	8,478,085

Accrued liabilities	1,163,233	(91,463)	1,071,770
Due to related parties, net	90,305	100,156	190,461
Federal income taxes payable	13,386	(13,386)	—
Total current liabilities	4,014,156	(4,692)	4,009,464
Total liabilities	5,543,156	(4,692)	5,538,464

Retained earnings (accumulated deficit)	188,788	(284,276)	(95,488)
Total Equity	3,223,897	(284,276)	2,939,621
Total liabilities and Equity	8,767,053	(288,968)	8,478,085

Impact on Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2012
	As Reported ($)	Adjustment ($)	As Restated ($)

Net income (loss)	(196,417)	(284,277)	(480,694)
Accounts receivable	(172,954)	305,710	132,756

Prepaid expense and other current assets	15,802	159,647	175,449
Accrued liabilities	(1,883,139)	(91,463)	(1,974,602)
Due to related parties	(1,390,730)	100,156	(1,290,574)
Federal income tax payable	(441,614)	(189,775)	(631,389)

Note 2 – Basis of Presentation

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

Note 3 – Recently Issued Statements of Financial Accounting Standards

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 4 – Convertible Debt

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

Convertible debt at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011

Fishbone Note	$1,500,000	$—
Less: current maturities of long-term debt	—	—
Total long-term debt	$1,500,000	$—

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

Note 6 - Note Payable

On June 13, 2008 Fishbone Solutions LTD, now known as Fishbone Solutions, Inc. executed a promissory note payable to John W. Bones and Patricia Bones in the amount of $575,000 payable monthly for the term of fifty-nine months with interest at 4.48% per annum. The loan balance as of September 30, 2012 was $145,808.

Note 7 - Stock Based Compensation

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

Note 8 - Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2012 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the nine months ended September 30, 2012 in the form of convertible preferred stock series A, and B and convertible debt. Due to net loss for the three and nine months ended September 30, 2012 these securities had an anti-dilutive effect on diluted earnings per share.

Note 9 – Segment Information

The Company has four reportable segments, Texas Gulf Oil & Gas, Inc. International Plant Services, LLC, TGE Electrical & Instrumentation, and Fishbone Solutions, Inc. segments.

Texas Gulf Oil & Gas

The primary assets of Texas Gulf Oil & Gas, Inc. include leases, options and interests in nineteen (19) oil wells throughout the Austin Chalk near Luling, Texas, as well as options on wells to be drilled or re-entered in three leases identified as the Tilmon, Lay, and Rodenberg. Texas Gulf Oil & Gas, Inc. also provides well services on its own crude oil wells as well as to other companies and individual oil well owners.  This line of business was sold on September 30, 2012 and Texas Gulf Energy, Inc. has retained a nine (9)% equity interest. It will no longer be reported as a separate segment.

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

Fishbone Solutions, LTD was acquired by the Company on February 3, 2012 and the name was changed to Fishbone Solutions, Inc. effective March 28, 2012.

Nine months ended September 30, 2012:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation	Fishbone Solutions	Corporate	Totals
Revenues (restated)	28,605	19,847,354	1,174,909	3,528,694	830,456	25,410,018
Net income (loss) (restated)	(271,266)	2,673,237	88,409	292,255	(3,263,329)	(480,694)
Total Assets (restated)	0	7,197,455	32,328	2,918,768	(1,670,466)	8,478,085

Nine months ended September 30, 2011:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Corporate	Totals
Revenues	0	22,976,389	0	0	0	22,976,389
Net income (loss)	0	921,231	0	0	(57,194)	864,037
Total Assets	0	5,305,215	0	0	0	5,305,215

Three months ended September 30, 2012:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Corporate	Totals
Revenues (restated)	6,075	4,993,732	826,486	1,423,505	830,456	8,080,254
Net income (loss) (restated)	(92,165)	496,328	85,516	342,241	(1,048,364)	(216,444)

Three months ended September 30, 2011:

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Corporate	Totals
Revenues	—	8,875,042	—	—	—	8,875,042
Net income	—	598,314	—	—	—	598,314

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

	Nine Months Ended September 30,
	2012	2011
Revenues	25,410,018	25,922,801
Costs and expenses, net	25,890,712	24,471,426
Net income (loss)	(480,694)	911,565

Note 11 – Dispositions

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

Based on our knowledge as of the date of this filing, we believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. I t is the opinion of management that the eventual resolution of the above claims is unlikely to have a material adverse effect on our financial position or operating results. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a negative material effect on our financial position, results of operations or liquidity.

Note 13 – Related Party Transactions

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

Due to related parties is $90,305 at September 30, 2012 for services performed by affiliates of the Company. The balance owed was reduced by $1,300,312 during the preceding nine months.

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

Note 15 – Subsequent Events

On March 13, 2013 the company was advised by council that the Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al matter has been dismissed, however, an appeal of that decision has been filed with the Texas Appeals Court.

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

As of June 14, 2013 the $5 million receivables purchase agreement with a merchant bank had $617,213 outstanding and $2,382,787 available.

As of June 14, 2013 the $1 million receivables purchase agreement with a merchant bank had $0 outstanding and $1,000,000 available.

As of March 28, 2013 the $1 million line of credit with Patriot Bank was increased to $1.25 million. As of June 14, 2013 the amount outstanding was $1,245,540 and $4,460 was available.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Consolidated

Consolidated revenues were $25.4 million for the nine months ended September 30, 2012, an increase of $2.4 million, or 10.4%, from consolidated revenues of $23 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of an increase in utilization at International Plant Services, L.L.C., the underlying business environment, increased revenues in new business segments and the acquisitions completed by the Company.

Consolidated net income (loss) was approximately $900,000 in the nine months ended September 30, 2011 and decreased to approximately ($481,000) in the nine months ended September 30, 2012. The decrease of $1.3 million was primarily due to increased General and Administrative expenses. The largest single expense increase is related to the ACAIN matter legal expenses, which amounted to more than $800,000 in the first nine months of 2012. Gross margins increased to 22% in the nine months ended September 30, 2012 from 17% in the same period a year earlier. Consolidated selling, general & administrative (“SG&A”) expenses were $6.7 million in the nine months ended September 30, 2012 compared to $2.4 million in the same period a year earlier. The increase of $4.3 million, or 179%, was primarily related to higher operating costs due to the addition of new operating segments or units that did not generate revenue, additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, increased business volumes and strategic initiatives. SG&A expenses in the nine months ended September 30, 2012 included $900,751 in non-cash compensation not incurred in 3 quarters of 2011. SG&A expense as a percentage of revenue increased to 26% in the nine months ended September 30, 2012 compared to 10% in the same period in the prior fiscal year. We expect SG&A as a percent of revenue in future quarters to drop as new business units bring on projects and associated revenues in accordance with our 2013 plan.

The effective tax rate was a benefit of 34% for the nine months ended September 30, 2012 and was an expense of (34)% in the same period in 2011.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Consolidated

Consolidated revenues were $8.1 million for the three months ended September 30, 2012, a decrease of $.8 million, or 9%, from consolidated revenues of $8.9 million in the same period in the prior fiscal year. The decrease in consolidated revenues was a result of decreased utilization and delayed visa availability at International Plant Services, L.L.C., during the quarter as we mobilized for new projects.

Consolidated net income (loss) was approximately $598,000 in the three months ended September 30, 2011 and decreased to approximately ($216,444) in the three months ended September 30, 2012. The decrease of $815,000, or 136%, was primarily due to decreased business volumes in July and August, reduced margins, and increased cost of sales during this seasonably slow period.

Consolidated selling, general & administrative (“SG&A”) expenses were $2.2 million in the three months ended September 30, 2012 compared to $1.1 million in the same period a year earlier. The increase of $1.1 million, or 100%, was primarily related to higher operating costs in the third quarter of fiscal 2012 due to the addition of new operating units that did not generate revenue in the quarter, additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, increased business volumes and strategic initiatives. SG&A expenses in the three months ended September 30, 2012 included $473,583 in non-cash compensation not incurred in the third quarter of 2011. SG&A expense as a percentage of revenue increased to 27% in the three months ended September 30, 2012 compared to 13% in the same period in the prior fiscal year. We expect SG&A as a percent of revenue in future quarters to drop as new business units bring on projects and associated revenues in accordance with our 2012 plan.

The effective tax rate was a benefit of 34% for the three months ended September 30, 2012 and was an expense of (34%) in the same period in 2011.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

A reconciliation of EBITDA to net income follows: (in 000’s)

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(restated)
Net income(loss)	$(481)	$864
Interest expense	89	12
Income tax expense (benefit)	(201)	532
Depreciation and amortization	377	75

EBITDA	$(216)	$1,483

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended September 30, 2012 was cash generated from operations, cash on hand at the beginning of the quarter and our accounts receivable line of credit. Cash on hand at September 30, 2012 totaled $182,615. There are seasonal impacts on our business that decrease the revenue, earnings and cash flow in the 3 rd quarter of most years.  In 2012, we have additionally had a decrease in the number of approved Foreign Guest Worker Visas for our IPS subsidiary, decreasing revenue and earnings.  The additional bank line of credit plus new contracts with Holly Frontier, Salt Lake City, Utah, and Invista, Orange, Texas will provide adequate funds for our operations in the months ahead. We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in borrowings under our credit facility.

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

Material weaknesses in internal controls and accounting processes

Dividend Policy

We have not declared any dividends on our Common Stock since our inception. Any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Company’s board of directors (the “Board”) may deem relevant. There are no dividend restrictions that limit our ability to pay dividends on our Common Stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “ NRS ”), does provide limitations on our ability to declare dividends. Section 78.288 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2012, as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2012, originally filed on December 19, 2012. In connection with our decision to restate our consolidated financial statements for the period ended September 30, 2012 as described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Quarterly Report on Form 10-Q/A and Note 1, “Restatement of Financial Information,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of September 30, 2012 as a result of the material weaknesses and deficiencies in our internal control over financial reporting, as discussed below. In light of such weaknesses, management performed an additional analysis subsequent to our changes in internal control (described below) regarding the preparation and content of the restated financial statements contained in this Quarterly Report on Form 10-Q/A, and management concluded that our disclosure controls and procedures are effective and that the restated financial statements present, in all material respects, the Company’s financial condition for the period reported in this Quarterly Report on Form 10-Q/A.

Restatement of Financial Information

On May 13 , 2013, the Board of Directors of the Company concluded, after consulting with management, that the Company’s consolidated financial statements for the year ended December 31, 2012 that were included in the Company’s Annual Report on Form 10-K for the year then ended and the consolidated financial statements for the period ended September 30, 2012 that were included in the Company’s Quarterly Report on Form 10-Q for that quarter (collectively, the “Prior Financial Statements”) should no longer be relied upon and should be restated because of an error in the Prior Financial Statements relating to the Company’s accounting involved in a conversion to a new accounting system. A more detailed description of the restatements made to the financial statements for the period ended September 30, 2012 is provided in Note 1 to the Consolidated Financial Statements included with this report.

Changes in Internal Control over Financial Reporting

We did not effect any change in our internal controls over financial reporting during the period covered by this report that materially affected, or that would reasonably be likely to affect materially, our internal control over financial reporting. However, there have been changes made in our internal controls and financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the quarter ended September 30, 2012, that effect our report for such period. Material weaknesses in our internal controls were identified by the Company’s management, and reported to the Board of Directors and auditors in May, 2013. These material weaknesses are described in Note 1 of the Consolidated Financial Statements contained herein, but are primarily related to errors in accounting as the Company changed accounting systems in June of 2012, which resulted in a number of accounting entries that were not properly reversed in the quarter ended September 30, 2012. Additionally, there were related balance sheet accounts that were not checked and verified. The Company has implemented new processes including management led monthly financial reviews and assigned new qualified personnel to operate the Company’s new accounting system to prevent these accounting errors from re-occurring, but there can be no assurance that every error will be detected. The Company’s restated financials contained in this report are the result of a thorough review conducted by management, and discussed with the auditor to correct all known accounting errors. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

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

Based on our knowledge as of the date of this filing, we believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. I t is the opinion of management that the eventual resolution of the above claims is unlikely to have a material adverse effect on our financial position or operating results. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a negative material effect on our financial position, results of operations or liquidity.

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

Texas Gulf Energy, Incorporated

Date: July 5, 2013	By:	/s/ Craig Crawford
Craig Crawford, Chief Financial Officer signing on behalf of the registrant and as the registrant’s Principal Financial Officer

- 24 -