Form 10-K/A
period 2012-12-31
Texas Gulf Energy Inc
filed 2013-07-05
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-149857

TEXAS GULF ENERGY, INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	26-0338889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of the registrant’s Common Stock on June 14, 2013 was 64,947,025 .

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Texas Gulf Energy, Incorporated (referred to herein as the “Company” or in first person notations “we,” “us” and “our”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2012, as previously amended by Amendment No. 1 (collectively, the “Original Filing”), to restate the Company’s Consolidated Statements of Operations for the period ended December 31, 2012, Consolidated Balance Sheets as of December 31, 2012, and Consolidated Statements of Cash Flows for the period ended December 31, 2012. This restatement is necessary due to material weaknesses in the Company’s internal controls that resulted in accounting errors that occurred when the Company failed to reconcile certain accounts. An account analysis was not adequately performed and not properly verified and there was an insufficient review by supervisory personnel during the accounting closing process. The effected accounts were “Prepaid Expenses - Credit Cards,” “Accrued Revenue,” “Advance to Global NuTech, Inc.,” and “Accrued Expenses.” As part of the restatement process resulting from our review of such errors, we assessed which items should be corrected in our previously issued financial statements. The aggregate adjustments in our financial statements decreased net income by $305,710 for the year ended December 31, 2012. Additionally, total assets and total liabilities decreased by $609,786 and $137,377, respectively. See note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A for information regarding the revisions to the previously issued financial statements, and such revisions and adjustments are reflected in the financial statements.

All of the information in this Form 10-K/A is as of December 31, 2012 (unless explicitly identified as of another date) and does not reflect events or circumstances that may have occurred after the Original Filing or otherwise update disclosures (including the exhibits to the Original Filing other than Exhibits 31.1, 31.2, 32.1 and 32.2 described below), except with respect to the restatement and related matters in the following sections:

PART II
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 8 - Financial Statements
Item 8 - Notes to Consolidated Financial Statements
Item 9A - Controls and Procedures

PART IV
Item 15 - Exhibits

This Form 10-K/A includes new Rule 13a-14(a)/15d-14(a) certificates as Exhibits 31.1 and 31.2, and new certifications pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2.

Texas Gulf Energy, Incorporated

FORM 10-K/A

i

Texas Gulf Energy, Incorporated

FORM 10-K/A

PART I

ITEM 1. Business

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “ Annual Report ”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The word “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the U.S. Securities and Exchange Commission (the “ Commission ” or “ SEC ”);

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas and power industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

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

BACKGROUND

Texas Gulf Energy, Incorporated, a Nevada corporation (the “ Company ,” “ we ,” “ us ,” “ our ”), was incorporated as Nature of Beauty, Inc. under the laws of the State of Nevada on May 22, 2007. Initially, the Company was engaged in the business of purchasing and distributing all-natural and organic everyday skin care products from Russia. In October 2009, the Company changed the focus of its business to developing "green" products and technologies, including unique cleaning and environmental remediation products and changed its name to “Bio-Clean, Inc.” Subsequently, on October 8, 2010, the Company changed its name to “Global NuTech, Inc.” and executed two different joint venture agreements and provided the sales and marketing operations for the sale of various products. In December 2011 the company acquired International Plant Services, L.L.P. (“ IPS ”) and changed its focus to providing construction services to the downstream energy business. Subsequently, in the first quarter of 2012 the Company changed its name to “Texas Gulf Energy, Incorporated” to better reflect its new focus in the market. Since the acquisition of IPS, the Company has completed several acquisitions and established other business units.

BUSINESS ENVIRONMENT

We have seen what we consider to be a strong recovery from the global recession in the underlying business environment in which the Company operates. We continue to see signs of recovery and growth and plan to capitalize on opportunities that are presented by the market as it recovers further in the coming months and years.

OPERATING SEGMENTS

As of the reporting end of the fiscal year 2012, we had four (4) reportable segments, the “International Plant Services, LLC,” “Texas Gulf Oil & Gas, Inc.,” “TGE Electrical and Instrumentation” and “Fishbone Solutions, Inc.” segments.

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

Employees

As of December 31, 2012, we had 252 employees of which 19 were employed in non-field positions and 233 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in process at any particular time.

Regulation

Health and Safety Regulations

Our operations are subject to the requirements of the United States Occupational Safety and Health Act (“ OSHA ”), and comparable state laws. Regulations promulgated by this agency require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. The Company has established comprehensive programs for complying with health and safety regulations to protect the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

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

ITEM 1A. Risk Factors

The following risk factors should be considered with the other information included in this Annual Report on Form 10-K/A. As we operate in a continuously changing environment, other risk factors may emerge which could have material adverse effects on our results of operations, financial condition and cash flow.

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

International Plant Services, LLC (IPS) depends on the Foreign Guest Worker Visa Program for a significant portion of its revenue. We have been unable to obtain new Visas since 2011. If the current policies of the United States Department of Labor and the U.S. Department of Homeland Security regarding the Guest Worker Visa Program do not change, IPS will continue to see a decline in available workers which will likely have an adverse effect on our revenues.

IPS continues to process Visas for guest workers but has not had a new visa or renewal approved since 2011. While we continue to deploy American workers under IPS, particularly into Canada and other foreign locations, IPS will lose most of its foreign workers by the 3 rd quarter of 2013 if there is no change in US Policy. This will reduce revenue and earnings from IPS to near zero, if we are not successful in deploying American Workers or winning approval of new Visas.

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, LLC (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by fifty-five (55) Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The United States District Court remanded the ACAIN case to the 113 th District Court on September 15, 2012. Subsequently, Judge Patricia J. Kerrigan, 113 th District Court, State of Texas, dismissed the case. While the Company continues to believe this lawsuit is without merit, the ACAIN plaintiffs have the right to appeal this dismissal.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are quoted on the Over-The-Counter Bulletin Board (“ OTCBB ”) and the OTC Markets-OTCQB (“ OTCQB ”) under the symbol “TXGE.”

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

Holders

On June 14, 2013, the closing price of our common stock as reported on the OTCQB was $.10 per share and there were approximately seventy (70) shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“ GAAP ”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, estimates, judgments and uncertainties that are inherent in our application of GAAP.

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

Legal costs are expensed as incurred.

RESULTS OF OPERATIONS

Overview

The Company currently has four reportable segments, International Plant Services, LLC, TGE Electrical and Instrumentation, Fishbone Solutions, Inc., and Texas Gulf Oil and Gas, Inc. The Company operates internationally.

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

Texas Gulf Oil & Gas, Inc.

The primary assets of Texas Gulf Oil & Gas, Inc. include leases, options and interests in nineteen (19) oil wells throughout the Austin Chalk near Luling, Texas, as well as options on wells to be drilled or re-entered in three (3) leases identified as the Tilmon, Lay, and Rodenberg. Texas Gulf Oil & Gas, Inc. also provides well services on its own crude oil wells as well as to other companies and individual oil well owners.  This line of business was sold on September 6, 2012 and Texas Gulf Energy, Inc. has retained a nine (9)% equity interest. It will no longer be reported as a separate segment after 2012.

FISCAL YEAR ENDED DECEMBER 31, 2012 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2011.

Revenues .. Consolidated revenues were $36,043,835 in 2012, an increase of $5,159,530 or 17% from consolidated revenues of $30,884,305 in 2011. The increase in consolidated revenues was a result of improvement in the overall market for construction services.

Cost of Sales .. During fiscal year ended December 31, 2012, we incurred Cost of Sales of $27,791,452 compared to $25,413,044 incurred during the fiscal year ended December 31, 2011 (an increase of $2,378,408 or 9%). A substantial portion of this increase was related to litigation expenses related to the matters disclosed in item 3. The balance of the increase was related to increased business activity and the majority of those costs were salaries and wages in support of new project revenues.

Gross Profits . Consolidated gross profit increased from $5,471,261 in 2011 to $8,252,383 in 2012. The increase of $2,781,122 was largely due to the effect of higher margins due to the Company raising its billing rates. The gross margin was 23% in 2012 up from 18% in 2011.

General/Administrative .. During fiscal year ended December 31, 2012, we incurred General and Administrative expenses of $8,985,661 compared to $3,764,205 incurred during the fiscal year ended December 31, 2011 (an increase of $5,221,456 or 139%). General and administrative expenses include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. The increase was primarily due to legal representation expenses and an addition of staff upon the start-up of two new business lines with a commensurate increase in salaries. SG&A expense as a percentage of revenue in 2012 were 25% and 12% in 2011.

Interest Expense .. Net interest expense was $193,768 in 2012 and $10,883 in 2011. The increase in net interest expense in 2012 was due to an increase of amortization of debt costs associated with factoring our receivables.

Other Income .. Other income in 2012 and 2011 was $443,733 and $45,162, respectively. Approximately $440,000 of the other income in 2012 is the gain on the sale of ninety-one percent (91%) of the stock of our subsidiary, Texas Gulf Oil and Gas, Inc.

Taxes. The effective tax rates for 2012 and 2011 were (29%) and (28%), respectively. The effective negative tax rate was due to a net operating losses in that was carried back to prior tax years. A $1,452,242 refund was received in early 2011.

Income. Our net loss for the fiscal year ended December 31, 2012 was $343,492 compared to a net income of $1,077,394 during the fiscal year ended December 31, 2011 (a decrease of $1,420,886). This decrease in net income is primarily a result of litigation expenses related to the disclosures in item 3. The Company did experience an increase in salaries and wages related to the hiring of new staff during 2012 to execute the business plan and expand the revenue base.

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

Assets. As of the fiscal year ended December 31, 2012, our total assets were $10,282,629 and our total liabilities were $7,019,104. As of the fiscal year ended December 31, 2012, total assets were comprised of $394,306 in cash and cash equivalents, $6,506,920 in trade accounts receivable, $762,211 of prepaid expenses, $115,224 in federal income tax receivable, $1,431,741 of property and equipment, net of depreciation, $942,227 in other assets and $130,00 in deferred tax assets. As of the fiscal year ended December 31, 2012, total liabilities were comprised of a $1,292,686 in trade accounts payable, $1,353,044 of accrued expenses, an aggregate of $204,561 due to related parties, $2,623,552 on lines of credit, $233,135 in notes payable, and $29,000 in deferred tax liabilities. As of the fiscal year ended December 31, 2011, total assets were comprised of a $2,747,880 in cash and cash equivalents, $4,402,230 in trade accounts receivable, $875,327 of prepaid expenses, $191,158 of property and equipment, net of depreciation and $130,000 in deferred tax assets. As of the end of the fiscal year ended December 31, 2011, our total assets were $8,346,595 and our total liabilities were $5,055,042. As of the fiscal year ended December 31, 2011, total liabilities were comprised of a $201,085 in trade accounts payable, $2,939,184 of accrued expenses, an aggregate of $1,430,773 due to related parties, $29,000 in deferred income taxes and $455,000 in federal income tax payable.

Equity. Stockholders’ equity decreased from $3,291,553 for the fiscal year ended December 31, 2011 to $3,263,525 for the fiscal year ended December 31, 2012, a difference of $28,028.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities; and we did not have positive net income for the fiscal year ended December 31, 2012. For the fiscal year ended December 31, 2012, net cash used in operating activities was $3,105,733 consisting of increases in accounts receivable of $1,485,987, federal income taxes receivable of $570,224, related party payable of $1,276,474 and accounts payable of $1,080,872. This is offset by decreases from accrued liabilities of $ 1,693,328 and prepaid expenses and other current assets of $161,258. For the fiscal year ended December 31, 2011, net cash used in operating activities was $340,720. Major components of cash flows from operating activities are as follows:

Cash Flows Provided by Operating Activities

(as restated) (In thousands)

Net loss	$(343)
Non-cash expenses	1,167
Deferred income tax	-
Cash effect of changes in operating assets and liabilities	(3,930)
Cash flows provided by operating activities	$(3,106)

The cash effect of significant changes in operating assets and liabilities include the following:

•	Accounts receivable increased $1.6 million. The accounts receivable balance fluctuates from period to period based on many factors including, but not limited to, the volume of business and the rate of collections. We consider the $1.6 million increase in accounts receivable to be a normal fluctuation. In addition, we consider both the aging and the amount of December 31, 2012 accounts receivable balance to be normal based on historical trends.
•	Accounts payable increased by $1.1 million due to an increase in business activity.
•	The start-up of two new business lines
•	Increases in salaries attributable to these new business lines
•	Travel expenses related to these new business lines.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors .

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

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.
•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.
•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

(In thousands, except percentages and per share data)

	Year Ended
	December 31, 2012	December 31, 2011
Net income (loss)	$(343)	$1,077
Interest expense	194	11
Provision (benefit) for income taxes	(140)	664
Depreciation and amortization	521	86
EBITDA	$232	$1,838

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

ITEM 8.    Financial Statements

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K/A.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 to determine whether our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level, as reported in our Annual Report on Form 10-K filed on April 16, 2013. In connection with our decision to restate our consolidated financial statements for the period ended December 31, 2012, as described in the “Explanatory Note” immediately preceding Part II, Item 8 of this Annual Report on Form 10-K/A and Note 1, “Restatement of Financial Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of December 31, 2012 as a result of the material weaknesses and deficiencies in our internal control over financial reporting, as discussed below. In light of such weaknesses, management performed an additional analysis subsequent to our changes in internal control (described below) regarding the preparation and content of the restated financial statements contained in this Annual Report on Form 10-K/A, and management concluded that our disclosure controls and procedures are now effective and that the restated financial statements present, in all material respects, the Company’s financial condition for the period reported in this Annual Report on Form 10-K/A.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management’s report was not subject to attestation by our registered public accounting firm pursuant the permanent exemption of the SEC that require us to provide only management’s report in this Annual Report.

Restatement of Financial Information

On May 13 , 2013, the Board of Directors of the Company concluded, after consulting with management, that the Company’s consolidated financial statements for the year ended December 31, 2012 that were included in the Company’s Annual Report on Form 10-K for the year then ended and the consolidated financial statements for the period ended September 30, 2012 that were included in the Company’s Quarterly Report on Form 10-Q for that quarter (collectively, the “Prior Financial Statements”) should no longer be relied upon and should be restated because of an error in the Prior Financial Statements relating to the material weaknesses in the Company’s internal controls that resulted in accounting errors that occured when the Company failed to properly reconcile certain accounts. A more detailed description of the restatements made to the financial statements for the year ended December 31, 2012 is provided in Note 1 to the Consolidated Financial Statements included with this report.

(d) Changes in Internal Control Over Financial Reporting

We did not effect any change in our internal controls over financial reporting during the period covered by this report that materially affected, or that would reasonably be likely to affect materially, our internal control over financial reporting. However, there have been changes made in our internal controls and financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the year ended December 31, 2012, that affect our report for such period. Material weaknesses in our internal controls were identified by the Company’s management, and reported to the Board of Directors and auditors in May, 2013. These material weaknesses are described in Note 1 of the Consolidated Financial Statements contained herein, but are primarily related to errors in accounting as the Company changed accounting systems in June of 2012, which resulted in a number of accounting entries that were not properly reversed. Additionally, there were related balance sheet accounts that were not properly verified. The Company has implemented new processes regarding the reconciliation, review and reporting of the accounts on a monthly basis, but there can be no assurance that every error will be detected. The Company’s restated financials contained in this report are the result of a thorough review conducted by management, and discussed with the auditor to correct all known accounting errors. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND BOARD OF DIRECTORS

Set forth below are the names of the members (“Directors”) of our board of directors (the “Board”) and executive officers, their business experience during the last five (5) years, their ages and all positions and offices that they hold with us as of June 14, 2013.

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

Name and Position	Year	Salary	Bonus	All other compensa- tion		Total

David D. Mathews Chief Executive Officer and President	2012	$221,314	$50,000	$2,100	*	$273,414
	2011	$70,000	$-0-	2,800		$72,800
Craig Crawford Chief Financial Officer and Chief Operating Officer	2012	$47,423	$25,000	$132,418	**	$204,841
	2011	$13,215	-0-	27,084	**	$40,299
Denise Nelson, Secretary	2012	$74,520	$5,000	-0-		$79,520
	2011	$-0-	$-0-	$-0-		$-0-

John Magner ***/**** President	2012	$-0-	$-0-	$-0-		$-0-
	2011	$-0-	$-0-	$750		$750

Pamela Stewart ***/***** Secretary	2012	$-0-	$-0-	$-0-		$-0-
	2011	$-0-	-0-	400		400

*	Auto Allowance
**	This amount was paid to Mr. Crawford’s nominee, Fortenberry Service, Inc,
***	During the 2011 fiscal year, Mr. Magner and Ms. Stewart earned 250,000 and 150,000 restricted shares of Common Stock, respectively.

****	Mr. Magner resigned as President on December 31, 2011.

*****	Ms. Stewart resigned as Secretary on February 7, 2012.

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

Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Series	Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership	Percentage of Class of Stock(1)	Percentage of all Voting Rights

DIRECTORS AND EXECUTIVE OFFICERS

Common Stock	Karim Ayed Director	(2)	14,705,882 Direct	22.64%	4.02%

Common Stock	David D. Mathews Chief Executive Officer and President, and a Director	(2)	15,667,806 Direct	24.12%	4.03%

Common Stock	Craig Crawford Chief Financial Officer, Chief Operating Officer and a Director	(2)	4,710,000 Indirect	7.25%	1.30%

Common Stock	Denise Nelson Secretary	(2)	100,000 Direct	0.15%	0.03%

Common Stock	All Directors and Executive Officers; as a Group (4 persons)		35,183,688	54.16%	9.38%

Series A Convertible Preferred Stock	Karim Ayed, Director	(2) (3)	966667 Direct	33.35%	26.49%

Series A Convertible Preferred Stock	David D. Mathews; Chief Executive Officer and a Director	(2) (3)	966,666 Direct	33.30%	26.49%

Series B Convertible Preferred Stock	Karim Ayed, Director	(2) (4)	5,000,000 Direct	50.00%	1.38%

	5% STOCKHOLDERS

Common Stock	Mohamed Noureddine Ayed	(2)	14,705,883 Direct	22.64%	4.02%
Common Stock	Karim Ayed	(2)	14,705,882 Direct	22.64%	4.02%
Common Stock	David D. Mathews	(2)	15,667,806 Direct	24.12%	4.03%
Common Stock	Craig Crawford	(2)	4,710,000 Direct	7.25%	1.30%

Series A Convertible Preferred Stock	Mohamed Noureddine Ayed	(2) (3)	966,667 Direct	33.35%	26.49%

Series A Convertible Preferred Stock	Karen Ayed	(2) (3)	966,667 Direct	33.35%	26.49%

Series A Convertible Preferred Stock	David Mathews	(2) (3)	966,667 Direct	33.30%	26.49%

Series B Convertible Preferred Stock	Mohamed Noureddine Ayed	(2) (4)	5,000,000 Direct	50.00%	1.38%

Series B Convertible Preferred Stock	Karim Ayed	(2) (4)	5,000,000 Direct	50.00%	1.38%

(1)	Based on 64,947,025 shares of Common Stock, with Voting Rights of 64,947,025; 2,900,000 shares of Series A Convertible Preferred stock, with Voting Rights of 290,000,000; and 10,000,000 shares of Series B Convertible Preferred Stock, with Voting Rights of 10,000,000, all of which were issued and outstanding as of June 14, 2013. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common and Preferred stock actually outstanding on June 14, 2013.
(2)	The address for each shareholder is 1602 Old Underwood Road, La Porte, TX 77571.
(3)	Each share of Series A Convertible Preferred Stock has Voting Rights of 100-to-1 relative to shares Common Stock
(4)	Each share of Series B Convertible Preferred Stock has Voting Rights of 1-to-1 relative to shares Common Stock

Item13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

The Company’s two largest shareholders, Mohammed Noureddine Ayed and Karim Ayed, the latter also being a Director of the Company, as of December 31, 2012, maintain a 74.8% voting control of the Company. The Company utilizes corporations owed by the two majority shareholders that provide certain services to the company, which include the following:

ñ	Testing
ñ	Recruiting
ñ	Mobilization
ñ	Training
ñ	Lodging
ñ	Facilities
ñ	Foreign Payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

The total due to these related parties is $204,561 and $1,430,773 as of December 31, 2012 and 2011, respectively, for services performed by affiliates of the Company.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. The Company pays $1.40 per hour billed by these employees for all of these services. Amounts payable to the related party as of December 31, 2012 and 2011 were $19,639 and $77,396, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for audit services provided by LBB & Associates Ltd., LLP and other services provided by LBB & Associates Ltd., LLP Hammack CPAs and CHG Consulting Services for the fiscal years 2012 and 2011.

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

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K/A.

(b)   Exhibits

Exhibit No.	Description	Location
2.1	Share Exchange Agreement between the Company, International Plant Services, L.L.C. and the Equity Holders of International Plant Services, LLC dated December 30, 2011.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

2.2	Amendment No. 1 to Share Exchange Agreement between the Company, International Plant Services, L.L.C. and the Equity Holders of International Plant Services, LLC dated December 31, 2011.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2012.

2.3	Share Exchange Agreement between the Company, Texas Gulf Oil & Gas, Inc. and the Equity Holders of Texas Gulf Oil & Gas, Inc. dated January 27, 2012.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

2.4	Purchase Agreement between the Company and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

2.5	Purchase, Sale and Share Exchange Agreement between the Company, Fishbone Solutions, Ltd. and the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

2.6	Share Exchange Agreement dated August 31, 2012, by and among Texas Gulf Energy, Incorporated, Texas Gulf Oil & Gas, Inc. and Corporate Strategies, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2012.

2.7	Agreement Regarding Redemption of Membership Interest in CS Bankers V, LLC and 100% of the Stock of Texas Gulf Fabricators, Inc., dated December 28, 2012, by and among Texas Gulf Energy, Incorporated, Texas Gulf Fabricators, Inc., CS Bankers V, LLC and Eagle Real Estate Holding, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2013.

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.

3.3	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2009.	Incorporated by reference to Schedule 14C Definitive Information Statement filed with the SEC on September 18, 2009.

3.4	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2010.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010.

3.5	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.6	Certificate of Designation of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.7	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.8	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 4, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2011.

3.9	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated November 22, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2011.

3.10	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 9, 2012.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.

3.11	Certificate of Correction filed with the Nevada Secretary of State on February 3, 2012.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.

10.1	Convertible Promissory Note issued by the Company in favor of Karim Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.2	Convertible Promissory Note issued by the Company in favor of Mohamed Noreddine Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.3	Employment Agreement between the Company and Craig Crawford dated January 1, 2012.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.4	Employment Agreement between the Company and David Mathews dated January 1, 2012.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.5	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

10.6	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Damon Wagley dated January 27, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

10.7	Convertible Promissory Note issued by the Company in favor of the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

10.8	Convertible Promissory Note issued by the Company in favor of Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

21	List of Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on From 10-K filed with the SEC on April 16, 2013

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

101	The following financial information from the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.	Provided herewith

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

Signatures	Title	Date

/s/ David Mathews	Board Chairperson, Director	July 5, 2013
David Mathews

/s/ Craig Crawford	Director	July 5, 2013
Craig Crawford

Texas Gulf Energy, Inc.

Consolidated Financial Statements

December 31, 2012 and 2011

Texas Gulf Energy, Inc .

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

As described in Note 1, the accompanying consolidated Financial Statements for 2012 have been restated.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

June 18, 2013

Texas Gulf Energy, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012 (restated)	2011
ASSETS
Current assets
Cash and cash equivalents	$394,306	$2,747,880
Accounts receivable, net	6,506,920	4,402,230
Federal income taxes receivable	115,224	-
Deferred federal income tax	130,000	130,000
Prepaid expenses and other current assets	762,211	875,327
Total current assets	7,908,661	8,155,437

Property and equipment, net	1,431,741	191,158
Other assets	942,227	-

TOTAL ASSETS	$10,282,629	$8,346,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,292,686	$201,085
Accrued liabilities	1,353,044	2,939,184
Due to related parties, net	204,561	1,430,773
Federal income tax payable	-	455,000
Lines of credit	2,623,552	-
Notes payable	233,135	-
Total current liabilities	5,706,978	5,026,042

Convertible debt	1,283,126	-
Deferred federal income tax	29,000	29,000
Total liabilities	7,019,104	5,055,042

Commitments and contingencies

Stockholders’ equity
Common stock, $.00001 par value per share; 500,000,000 authorized; 49,300,156 and 39,307,554 shares issued and outstanding as of December 31, 2012 and 2011, respectively	493	393
Preferred stock - par value of .00001; 100,000,000 shares authorized; Series A convertible preferred stock 2,900,000 shares issued and outstanding	29	29
Series B convertible preferred stock 10,000,000 shares issued and outstanding	100	100
Additional paid in capital	3,221,189	2,905,825
Retained earnings	41,714	385,206
Total stockholders’ equity	3,263,525	3,291,553
TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$10,282,629	$8,346,595

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Consolidated Statements of Operations

Years ended December 31, 2012 and 2011

	2012 (restated)	2011

Revenues	$36,043,835	$30,884,305

Cost of revenues	27,791,452	25,413,044

Gross profit	8,252,383	5,471,261

General and administrative expenses	8,985,661	3,764,205

Income (loss) from operations	(733,278)	1,707,056

Other income (expense)
Interest expense, net	(193,768)	(10,883)
Gain on sale of subsidiaries	398,000	-
Other income	45,733	45,162
Total other income (expense)	249,965	34,279

Income before taxes	(483,313)	1,741,335

Income tax (expense) benefit	139,821	(663,941)

Net income (loss)	$(343,492)	$1,077,394

Net income (loss) for common share
Income per share - basic	$(0.01)	$0.04
Income per share - diluted	$(0.01)	$0.01

Weighted average common shares outstanding
Basic	47,631,545	29,438,877
Diluted	47,631,545	122,380,053

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2012 and 2011

	Common Stock		Series A Preferred		Series B preferred		Additional paid in	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Deficit)	Total
Balance, December 31, 2010	29,411,765	$294	-	$-	10,000,000	$100	$(394)	$(692,188)	$(692,188)

Series A convertible preferred stock for cash	-	-	2,900,000	29	-	-	2,906,318	-	2,906,347

Recapitalization	9,895,789	99	-	-	-	-	(99)	-	-

Net income	-	-	-	-	-	-	-	1,077,394	1,077,394

Balance, December 31, 2011	39,307,554	393	2,900,000	29	10,000,000	100	2,905,825	385,206	3,291,553

Stock grants, Restricted	11,892,602	119	-	-	-	-	1,070,333	-	1,070,452

Texas Gulf Oil & Gas acquisition	4,000,000	40	-	-	-	-	399,960	-	400,000

Texas Gulf Oil & Gas sale	(6,000,000)	(60)	-	-	-	-	(1,171,928)	-	(1,171,988)

Stock based compensation	100,000	1	-	-	-	-	16,999	-	17,000

Net loss (restated)	-	-	-	-	-	-	-	(343,492)	(343,492)

Balance, December 31, 2012	49,300,156	$493	2,900,000	$29	10,000,000	$100	$3,221,189	$41,714	$3,263,525

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Statements of Cash Flows

Years ended December 31, 2012 and 2011

	2012 (restated)	2011
Cash flows from operating activities
Net income (loss)	$(343,492)	$1,077,394
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	520,944	86,375
Bad debt expense	-	189,744
Gain on sale of assets	(43,192)	-
Gain on sale of business	(398,000)	-
Stock based compensation	1,087,452	-
Changes in working capital accounts:
Accounts receivables	(1,485,987)	(3,130,903)
Federal income taxes receivable	(570,224)	1,753,095
Change in prepaid expenses and other current assets	15,695	(330,109)
Accounts payable	1,080,872	2,553
Accrued liabilities	(1,693,327)	1,272,865
Due to related parties	(1,276,474)	(1,200,734)
Deferred income tax	-	(61,000)
Net cash used in operating activities	(3,105,733)	(340,720)

Cash flows from investing activities
Purchase of property and equipment	(1,033,660)	(42,070)
Acquisition of Fishbone, net	(421,188)	-
Acquisition of TGOG, net	50,166	-
Disposal of business	135,345	-
Proceeds from sale of assets	90,384	-
Net cash from investing activities	(1,178,953)	(42,070)

Cash flows from financing activities
Repayments of loans	(303,441)	(21,037)
Proceeds from lines of credit, net	2,234,553	-
Proceeds from issuance of Series A preferred stock	-	2,906,347
Net cash from financing activities	1,931,112	2,885,310

Net change in cash and cash equivalents	(2,353,574)	2,502,520

Cash and cash equivalents:
Beginning	2,747,880	245,360
Ending	394,306	$2,747,880

Supplemental disclosures of cash flow information
Cash payments (receipts) for:
Interest expense	$181,883	$10,883
Federal income tax	$494,414	$300,000

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 – Restatement of Financial Information

Texas Gulf Energy, Incorporated (“Company”) has restated its consolidated financial statements for the year ended December 31, 2012 to correct its accounting for errors that occurred during this reporting period. This restatement is necessary due to material weaknesses in the Company’s internal controls that resulted in accounting errors that occurred when the Company failed to reconcile certain accounts. An account analysis was not adequately performed and not properly verified and there was an insufficient review by supervisory personnel during the accounting closing process. The effected accounts were “Prepaid Expenses - Credit Cards,” “Accrued Revenue,” “Advance to Global NuTech, Inc.,” and “Accrued Expenses.” As part of the restatement process resulting from our review of such errors, we assessed which items should be corrected in our previously issued financial statements. The aggregate adjustments in our financial statements decreased net income by $305,710 for the year ended December 31, 2012. Additionally, total assets and total liabilities decreased by $609,786 and $137,377 respectively.

Impact of the restatement

Impact on Consolidated Statement of Operations

	Year Ended December 31, 2012
	As Reported ($)	Adjustment ($)	As Restated ($)

Revenue	36,349,545	(305,710)	36,043,835
Cost of revenues	27,806,005	(14,553)	27,791,452
Gross profit	8,543,540	(291,157)	8,252,383
General and administrative expense	8,634,185	351,476	8,985,661
Income (loss) from operations	(90,645)	(642,633)	(733,278)
Income (loss) before income tax	159,320	(642,633)	(483,313)
Income tax benefit (expense)	(30,403)	170,224	139,821
Net income (loss)	128,917	(472,409)	(343,492)

Impact on Consolidated Balance Sheets

	Year Ended December 31, 2012
	As Reported ($)	Adjustment ($)	As Restated ($)

Accounts receivable, net	6,812,630	(305,710)	6,506,920
Federal income tax receivable	-	115,224	115,224
Prepaid expenses and other current assets	1,181,511	(419,300)	762,211
Total current assets	8,518,447	(609,786)	7,908,661
Total assets	10,892,415	(609,786)	10,282,629

Accrued liabilities	1,441,322	(88,278)	1,353,044
Due to related parties, net	104,405	100,156	204,561
Federal income taxes payable	149,255	(149,255)	-
Total current liabilities	5,844,355	(137,377)	5,706,978
Total liabilities	7,156,481	(137,377)	7,019,104
Retained earnings	514,123	(472,409)	41,714
Total equity	3,735,934	(472,409)	3,263,525
Total liabilities and equity	10,892,415	(609,786)	10,282,629

Impact on Consolidated Statements of Cash Flows

	Year Ended December 31, 2012
	As Reported ($)	Adjustment ($)	As Restated ($)

Net income (loss)	128,917	(472,409)	(343,492)
Accounts receivable	(1,791,697)	(305,710)	(1,485,987)
Federal income tax receivable	(305,745)	(264,479)	(570,224)
Prepaid expense and other current assets	(403,605)	(419,300)	15,695
Accrued liabilities	(1,605,049)	(88,278)	(1,693,327)
Due to related parties	(1,376,630)	100,156	(1,276,474)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

Impairment of Long-Lived Assets – In accordance with Financial Standards Board Accounting Standards Codification (“FASB ASC”) 360, Property, Plant and Equipment , long-lived assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. The determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Fair Value of Financial Instruments – Under FASB ASC 820, Fair Value Measurements and Disclosures , we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC 820, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

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

December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

NOTE 3 – Property and Equipment, net

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

NOTE 4 – Goodwill

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

NOTE 5 – Convertible Notes and Notes Payable

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

NOTE 6 - Lines of Credit

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 7 - Stock Based Compensation

The stock based compensation cost that has been charged against income by the Company was $1,087,452 and $-0- for the years ended December 31, 2012 and 2011, respectively, for common stock awarded by the Company. The Company entered into employment agreements with the chief executive officer, chief financial officer, and other key employees and granted 28,477,806 restricted shares vesting over 36 months. The fair value of the common stock on the date of grant was $0.09 per share or $2,563,002.

During 2012, the Company issued 11,892,602 common shares per the vesting of the 28,477,806 restricted shares vesting over 36 months to the chief executive officer, chief financial officer, and other key employees.

On July 5, 2012 the Company granted 100,000 common shares to a consultant for services valued at $17,000 or $0.17 per share.

NOTE 8 - Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the year ended December 31, 2012 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the year ended December 31, 2012 in the form of convertible preferred stock series A, and B and convertible debt.

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

Fishbone Solutions, LTD was acquired by the Company on February 3, 2012 and the name was changed to Fishbone Solutions, Inc. effective March 28, 2012.

Segment revenue is as follows: (in $000’s)

Year ended December 31, 2012 (restated):

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Corporate	Totals
Revenues	$29	$23,887	$1,840	$5,403	$4,884	$36,043
Net income (loss)	$(271)	$3,081	$278	$434	$(3,865)	$(343)
Total Assets	$1	$7,371	$221	$3,601	$(912)	$10,282

Year ended December 31, 2011

	Texas Gulf Oil & Gas	International Plant Services	TGE Electrical & Instrumentation Services	Fishbone Solutions	Corporate	Totals
Revenues	$-	$30,884	$-	$-	$-	$30,884
Net income (loss)	$-	$1,077	$-	$-	$-	$1,077
Total Assets	$-	$8,347	$-	$-	$-	$8,347

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

	2012	2011
Revenues	$36,043,835	$34,989,634
Costs and expenses, net	$36,527,148	$32,896,253
Net income (loss)	$(343,492)	$1,512,056

NOTE 11 – Dispositions

Effective September 6, 2012 the Company sold 91% of its interests in Texas Gulf Oil & Gas, Inc. subsidiary for the return of 6,000,000 shares and a total value of $1,171,988 to a shareholder. In connection with the transaction, the Company recorded a gain on the sale of the business of approximately $348,000.

The Company recorded this transaction at 12/31/12 and disclosed related party transaction per ASC 845. In addition, the Company considered recognition and presentation of discontinued operations and concluded that no recognition or presentation was necessary, as TGOG is less than 5% of the continuing cash flows of the Company.

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

Due to related parties is $204,561 and $1,430,773 as of December 31, 2012 and 2011, respectively, for services performed by affiliates of the Company.

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 14 - INCOME TAXES

The components of income tax expense (benefit) for the year ended December 31, 2012 and 2011 are as follows:

	December 31, 2012 (restated)	December 31, 2011
Current federal tax expense (benefit)	$(139,821)	$568,941
Current state tax expense (benefit)	-	95,000
Total tax expense(benefit)	$(139,821)	$663,941

The effective tax rate for the Company is reconciled to statutory rates as follows:

	December 31, 2012	December 31, 2011
Statutory tax on book income (loss)	34%	34%
Nondeductible expenses	3	3
State income taxes, net of federal benefit	-	4
Domestic production tax and other	(18)	(3)
Income tax expense	19%	38%

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

NOTE 15 – STOCKHOLDERS’ EQUITY

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

Holders of outstanding shares of the Company’s series A preferred are entitled to receive dividends at the annual rate of 4%, when, as, and if declared, therefore non-cumulative, by the Company’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Company’s series A preferred until dividends in the same amount per share on the Company’s series A preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of the Company’s series A preferred is entitled to receive $1.00 plus all declared and unpaid dividends thereon prior to similar liquidation payments due on shares of the Company’s common stock or any other class of securities junior to the Company’s series A preferred shares. The Company’s series A preferred are not entitled to participate with the holders of the Company’s common stock with respect to the distribution of any remaining assets of the Company. Shares of Series A Preferred have the option to convert into shares of common stock, at a conversion price of $.085 per share, on the earlier of : (a) the passing of three years from the issuance date of shares of the series A preferred shares or (b) the change of control, or sale, of the Company; Holders of outstanding shares of the Company’s series A preferred shall be entitled to vote on a 100-to-1 (preferred share-to-common share) basis relative to the holders of common stock.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Series B convertible preferred stock

Holders of outstanding shares of the Company’s series B preferred are entitled to receive dividends at the annual rate of 4%, when, as, and if declared, therefore non-cumulative, by the Company’s board of directors. No dividends or similar distributions may be made on shares of capital stock or securities junior to the Company’s series B preferred until dividends in the same amount per share on the Company’s series B preferred have been declared and paid. In connection with a liquidation, winding-up, dissolution or sale of the Company, each share of the Company’s series B preferred is entitled to receive $1.00 plus all declared and unpaid dividends thereon prior to similar liquidation payments due on shares of the Company’s common stock or any other class of securities junior to the Company’s series B preferred shares. The Company’s series B preferred are not entitled to participate with the holders of the Company’s common stock with respect to the distribution of any remaining assets of the Company. Shares of series A preferred have the option to convert into shares of common stock, at a conversion price of $.17 per share, on the earlier of : (a) the passing of three years from the issuance date of shares of the series B preferred shares or (b) the change of control, or sale, of the Company; Holders of outstanding shares of the Company’s series A preferred shall be entitled to vote on a 1-to-1 (preferred share-to-common share) basis relative to the holders of common stock.

NOTE 16 – COMMITMENTS

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

NOTE 17 – SIGNIFICANT CUSTOMERS

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

NOTE 18 – SUBSEQUENT EVENTS

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

As of June 14, 2013 the $3 million receivables purchase agreement with a merchant bank had $492,823 outstanding and $2,507,177 available.

As of June 14, 2013 the $1 million receivables purchase agreement with a merchant bank had $204,459 outstanding and $794,541 available.

As of June 14, 2013 the $1 million line of credit with Patriot Bank was increased to $1.25 million. As of June 14, 2013 the amount oustanding was $1,092,482 and $157,518 was available.

