Form 10-K/A
period 2012-12-31
Texas Gulf Energy Inc
filed 2013-07-10
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 3)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the Fiscal Year Ended December 31, 2012

or

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Texas Gulf Energy, Incorporated (referred to herein as the “Company” or in first person notations “we,” “us” and “our”) is filing this Amendment No. 3 on Form 10-K/A ( this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, as previously amended by Amendment Nos. 1 and 2 (collectively, the “Original Filing”) to correct a typographical error in the date of the previously filed “Report of Independent Registered Public Accounting Firm” for the fiscal year ended December 31, 2012, for which the original copy is dated July 5, 2013, but for which the filed copy was incorrectly dated June 18, 2013.

In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), “Item 8. Financial Statements” is being filed in its entirety in this Amendment.  The only change from the Original Filing has been the aforementioned date correction in the Report of Independent Registered Public Accounting Firm from LBB & Associates Ltd., LLP for the fiscal year ended December 31, 2012.

Consistent with the rules of the SEC, the certifications of the Company’s principal executive officers and principal financial and accounting officer as of the date of this Amendment are attached as exhibits to this Amendment. The only change in these certifications is their date.

All of the information in this Amendment is as of December 31, 2012 (unless explicitly identified as of another date) and does not reflect events or circumstances that may have occurred after the Original Filing or otherwise update disclosures, except with respect to the corrections described above and related matters in the following sections:

PART II
Item 8 - Financial Statements

PART IV
Item 15 - Exhibits

PART II

ITEM 8. Financial Statements

The Consolidated Financial Statements and schedules that constitute Item 8 are attached at the end of this Annual Report on Form 10-K/A in the “F” pages. An index to these financial statements and schedules is also included on page F-1 of this Annual Report on Form 10-K/A.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K/A.

(b)   Exhibits

Exhibit No.	Description	Location

2.1	Share Exchange Agreement between the Company, International Plant Services, L.L.C. and the Equity Holders of International Plant Services, LLC dated December 30, 2011.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

2.2	Amendment No. 1 to Share Exchange Agreement between the Company, International Plant Services, L.L.C. and the Equity Holders of International Plant Services, LLC dated December 31, 2011.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2012.

2.3	Share Exchange Agreement between the Company, Texas Gulf Oil & Gas, Inc. and the Equity Holders of Texas Gulf Oil & Gas, Inc. dated January 27, 2012.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

2.4	Purchase Agreement between the Company and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

2.5	Purchase, Sale and Share Exchange Agreement between the Company, Fishbone Solutions, Ltd. and the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

2.6	Share Exchange Agreement dated August 31, 2012, by and among Texas Gulf Energy, Incorporated, Texas Gulf Oil & Gas, Inc. and Corporate Strategies, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2012.

2.7	Agreement Regarding Redemption of Membership Interest in CS Bankers V, LLC and 100% of the Stock of Texas Gulf Fabricators, Inc., dated December 28, 2012, by and among Texas Gulf Energy, Incorporated, Texas Gulf Fabricators, Inc., CS Bankers V, LLC and Eagle Real Estate Holding, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2013.

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 19, 2012

3.3	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2009.	Incorporated by reference to Schedule 14C Definitive Information Statement filed with the SEC on September 18, 2009.

3.4	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2010.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010.

3.5	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.6	Certificate of Designation of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.7	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.8	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 4, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2011.

3.9	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated November 22, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2011.

3.10	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 9, 2012.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.

3.11	Certificate of Correction filed with the Nevada Secretary of State on February 3, 2012.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.

10.1	Convertible Promissory Note issued by the Company in favor of Karim Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.2	Convertible Promissory Note issued by the Company in favor of Mohamed Noreddine Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.3	Employment Agreement between the Company and Craig Crawford dated January 1, 2012.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.4	Employment Agreement between the Company and David Mathews dated January 1, 2012.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.5	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

10.6	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Damon Wagley dated January 27, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

10.7	Convertible Promissory Note issued by the Company in favor of the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

10.8	Convertible Promissory Note issued by the Company in favor of Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

21	List of Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on From 10-K filed with the SEC on April 16, 2013

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

101	The following financial information from the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.	Provided herewith

SIGNATURES

In accordance the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS GULF ENERGY, INCORPORATED

Date: July 9, 2013

	By:	/s/ Craig Crawford
Craig Crawford
Interim Chief Executive Officer & InterimPrincipal Executive Officer

/s/ Craig Crawford
Craig Crawford
Chief Financial Officer & Principal Financial and
Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 9, 2013.

Signatures	Title	Date

/s/ Karim Ayed	Director	July 9, 2013
Karim Ayed

/s/ Craig Crawford	Director	July 9, 2013
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

July 5, 2013

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

