Form 10-Q
period 2013-06-30
Texas Gulf Energy Inc
filed 2013-08-19
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013 there were 67,512,896 shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Gulf Energy, Incorporated

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$6,763,930	$8,263,576	$14,060,043	$17,329,764

Cost of revenues	5,503,506	6,062,475	11,015,627	13,171,856

Gross profit	1,260,424	2,201,101	3,044,416	4,157,908

General and administrative expense	1,991,056	2,595,175	3,411,967	4,491,027

Income (loss) from operations	(730,632)	(394,074)	(367,551)	(333,119)

Other income (expense)
Other income (expense)	17,136	682	134,376	682
Interest expense	(97,154)	(67,031)	(165,059)	(72,456)
Total other income (expense)	(80,018)	(66,349)	(30,683)	(71,774)

Loss before income tax	(810,650)	(460,423)	(398,234)	(404,893)

Income tax benefit (expense)	290,110	115,809	152,466	140,643

Net income (loss)	$(520,540)	$(344,614)	$(245,768)	$(264,250)

Earnings (loss) per share
Basic	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	52,072,035	47,254,016	51,033,508	45,733,732
Diluted	52,072,035	47,254,016	51,033,508	45,733,732

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)	(restated)
Assets
Current assets:
Cash and cash equivalents	$373,530	$394,306
Accounts receivable, net	5,760,178	6,506,920
Federal income taxes receivable	125,884	115,224
Deferred income taxes	245,000	130,000
Prepaid expenses and other current assets	293,836	762,211
Total current assets	6,798,428	7,908,661

Property and equipment, net	1,176,189	1,431,741
Goodwill and other assets	939,947	942,227
Total assets	$8,914,564	$10,282,629

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,203,716	$1,292,686
Accrued liabilities	688,275	1,353,044
Due to related parties, net	23,231	204,561
Lines of credit	2,090,154	2,623,552
Note payable	235,135	233,135
Total current liabilities	4,240,511	5,706,978

Convertible debt	1,283,126	1,283,126
Deferred federal income tax	-	29,000
Total liabilities	5,523,637	7,019,104

Commitments and Contingencies

Stockholders’ equity:
Common stock - $.00001 par value; 500,000,000 shares authorized; 53,446,457 shares issued and outstanding as of June 30, 2013, and 49,300,156 December 31, 2012	534	493
Preferred stock – par value of $.00001;100,000,000 shares authorized;
Series A convertible preferred stock 2,900,000 issued and outstanding	29	29
Series B convertible preferred stock 10,000,000 issued and outstanding	100	100
Additional paid in capital	3,594,318	3,221,189
Retained earnings (deficit)	(204,054)	41,714
Total stockholders’ equity	3,390,927	3,263,525
Total liabilities and stockholders’ equity	$8,914,564	$10,282,629

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Cash flow from operating activities
Net loss	$(245,768)	$(264,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	321,099	219,610
Stock based compensation	373,170	427,167
Changes in working capital accounts:
Change in accounts receivables	746,742	167,376
Change in federal income taxes receivable	(10,661)	(540,802)
Change in prepaid expenses and other current assets	470,655	(71,931)
Change in accounts payable	(88,970)	(23,016)
Change in deferred tax asset	(115,000)	-
Change in accrued liabilities	(664,768)	31,725
Change in deferred tax liability	(29,000)	-
Change in due to related parties	(181,331)	(1,375,741)
Net cash provided by (used in) operating activities	576,168	(1,429,862)

Cash flows from investing activities
Purchase of property and equipment	(65,546)	(617,180)
Acquisitions	-	(371,022)
Net cash used in investing activities	(65,546)	(988,202)

Cash flows from financing activities
Proceeds from notes payable, net	2,000	(199,894)
Payment on line of credit, net	(533,398)	-
Proceeds from issuance of common stock	-	1,799,305
Net cash provided by (used in) financing activities	(531,398)	1,599,411

Net change in cash and cash equivalents	(20,776)	(818,653)

Cash and cash equivalents:
Beginning	394,306	2,747,880
Ending	$373,530	$1,929,227

Supplemental disclosure of cash flow information
Cash payments (receipts) for:
Federal income tax	$-	$194,414
Interest expense	$139,916	$72,456

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Texas Gulf Energy, Incorporated (“TGE,” “we,” “our,” “us,” “its” or the “Company”) and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K for the year then ended, as amended. The Company’s business is cyclical due to the scope and timing of projects released by its customer base. Planned maintenance projects at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Our business can also be affected by seasonal weather conditions including hurricanes, snowstorms, abnormally low or high temperatures or other inclement weather, which can result in reduced activities. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Recently Issued Statements of Financial Accounting Standards

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Convertible Debt

Fishbone Note

On February 3, 2012 the Company issued convertible notes totaling $1,283,126 and promissory notes totaling $216,874 associated with the purchase of Fishbone Solutions, Inc. (“Fishbone”), on the closing date of the transaction, the Company issued individually to the equity-holders of Fishbone, promissory notes (also referred to herein as the “Notes”), in the proportional principal amounts directed by the equity-holders, in the aggregate amount of $1,500,000 together with interest thereon at the rate of 0.19% per annum, the principal and accrued interest thereon being convertible into shares of our common stock, par value $0.00001 per share (“Common Stock”), at $0.12 per share, with the issue and registration of such restricted Common Stock being subject to Rule 144 of the Securities Act of 1933 and any other pertinent rules of law regarding restricted securities.

Such equity-holders will be limited to selling Common Stock converted from the Notes as follows:

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

Convertible debt at June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012

Fishbone Note	$1,283,126	$1,283,126
Less: current maturities	-	-
Total convertible debt	$1,283,126	$1,283,126

Note 4 - Lines of Credit

On February 29, 2012, the Company entered into a $3 million receivables purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 14.30% and 10% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $0.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $744,090 and $2,255,910 was available at June 30, 2013.

On September 14, 2012, the Company entered into a $1 million receivable purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 10% and 14.30% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $0.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $205,459 and $794,541 was available at June 30, 2013. This agreement can be terminated at any time by the Company.

In November 2012, the Company renewed its $1,000,000 line of credit with Patriot Bank through May 9, 2013. The line of credit bears interest at 6.5% or the Wall Street Journal prime rate plus 2%. Accrued and unpaid interest on the revolving note is due and payable monthly in arrears and all amounts outstanding under the revolving note are due and payable on May 9, 2013. In March 2013, the Company increased the line of credit to $1,250,000 and modified the maturity date to July 26, 2013. On July 26, 2013 the line of credit was renewed for the same amount with maturity date of September 26, 2013. The balance on the revolving line of credit is $1,140,605 at June 30, 2013.

Note 5 - Note Payable

The Company assumed a loan due to a former shareholder of Fishbone in 2012. The balance outstanding at June 30, 2013 is $185,135. In addition, the company received a shareholder loan of $50,000 during the six months ended June 30, 2013. The loan is unsecured, due on demand, and non-interest bearing.

Note 6 - Stock Based Compensation

The stock based compensation cost that has been charged against income by the Company was $373,170 and $427,167 for the six months ended June 30, 2013 and 2012, respectively, for common stock awarded by the Company. The Company entered into employment agreements with the chief executive officer, chief financial officer, and other key employees and granted in prior year 28,477,806 restricted shares vesting over 36 months. The fair value of the common stock on the date of grant was $0.09 per share or $2,563,002. During 2012, 3,600,000 restricted shares with a fair value of $324,000 were accelerated, thus the remaining 24,877,806 restricted shares with a fair value of $2,239,002 is being recognized over the remaining 24 months. During the six months end June 30, 2013 the Company issued 4,146,301 restricted shares per vesting of the restricted shares and $1,119,501 stock compensation expense remains to be recognized.

Note 7 - Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2013 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the six months ended June 30, 2013 and 2012 in the form of convertible preferred stock series A, and B and convertible debt.

Note 8 – Segment Information

During the quarter the Company has three reportable segments, International Plant Services, LLC, TGE Electrical & Instrumentation, and Fishbone Solutions, Inc. segments.

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

Fishbone Solutions, LTD was acquired by the Company on February 3, 2012 and the name was changed to Fishbone Solutions, Inc. effective March 28, 2012.

Segment revenue is as follows: (in $000’s)

Six months ended June 30, 2013:

	International Plant Services	TGE Electrical & Instrumentation	Fishbone Solutions	Totals
Revenues	7,704	1,919	4,437	14,060
Net income (loss)	(1,267)	478	543	(246)
Total Assets	6,456	914	4,300	11,670

Total assets after elimination is $8,915

Six months ended June 30, 2012:

	International Plant Services	TGE Electrical & Instrumentation	Fishbone Solutions	Totals
Revenues	14,877	348	2,105	17,330
Net income (loss)	(217)	3	(50)	(264)
Total Assets	11,849	3	2,233	14,085

Total assets after elimination is $11,071

 Three months ended June 30, 2013:

	International Plant Services	TGE Electrical & Instrumentation	Fishbone Solutions	Totals
Revenues	3,588	935	2,241	6,764
Net income (loss)	(918)	200	198	(520)

Three months ended June 30, 2012:

	International Plant Services	TGE Electrical & Instrumentation	Fishbone Solutions Services	Totals
Revenues	6,769	348	1,146	8,263
Net income (loss)	(354)	40	(31)	(345)

Note 9 – Contingencies

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

Cause No. 2012-23084; Ardent Services, LLC vs. David D. Mathews and Larry J. Laqua.

The Company is providing the defense of its employees, Mr. Mathews (former President and CEO of the Company) and Mr. Laqua (Vice President of a Company business unit), in a matter involving their former employer, Ardent.  Ardent is suing Mr. Mathews and Mr. Laqua in the 234th District Court, Harris County, Houston, Texas for breach of confidentiality and non-solicitation clauses in certain employment agreements, along with other breaches of duties allegedly owed.  The Company intends to sponsor and fully assist in the defense of Mr. Mathews and Mr. Laqua.  On behalf of Mathews and Laqua, Company legal counsel has filed a motion to dismiss based on a forum selection clause in a subject agreement. The suit was initially instituted on April 20, 2012. The plaintiff is seeking relief in the form of injunctive and unspecified monetary relief. The Company intends to vigorously defend against these claims.

Cause No. 4:13-cv-00505, Michael Rushing, Stephanie Rushing, Penn Rushing and Florence Rushing v. Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC, Texas Gulf Fabricators, Inc., David Mathews, Craig Crawford and Timothy Connolly, United States District Court for the Southern District of Texas.

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

These claims relate to a letter of intent and foreclosure proceeding on a shop property in Baytown, Texas.  The Rushings have not disclosed an amount of damages sought. The Company is required to pay for the defense of Mr. Mathews, Mr. Crawford and Mr. Connolly.  On August 2, 2013 the 270th Judicial District Court of Harris County, Texas granted the Company’s motion for summary judgement, and ruled the foreclosure was proper. The Company believes the Rushing's claims are without merit and intends to pursue its claims and defenses vigorously.

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

Note 10 - Related Party Transactions

The Company's two majority owners as of June 30, 2013 maintain a 74.8% voting control of the Company. The Company utilizes corporations owned by such two majority stockholders that provide certain services to the Company’s construction services segment, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training
•	Lodging
•	Facilities
•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

Due to related parties balance is $23,231 at June 30, 2013 for services performed by affiliates of the Company.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. TGE pays $1.40 per hour billed by these employees for all of these services.

Note 11 – Significant Customers

During the six months ended June 30, 2013 the Company derived a significant amount of revenue from four customers comprising of 14.18%, 10.29%, 8.38% and 8.14%, compared to four customers during the six months ended June 30, 2012 comprising of 14.58%, 13.6%, 13.10% and 9.03%.

Note 12 – Dispositions

On June 19, 2013 the Company signed a letter of intent (LOI) to sell the assets of three of the Company's subsidiaries or divisions for $5,000,000, consisting of $3,000,000 in cash and approximately $2 million in assumed liabilities. The LOI was non-binding and subject to a July 31, 2013 deadline for completion of due diligence and the execution of definitive binding agreements between the parties. The LOI expired on July 31, 2013 and discussions continue with several potential acquirers.

Note 13 – Change in Management

Effective June 20, 2013, the Company entered into an agreement (the “Agreement”) with David Mathews pursuant to which the Company obtained the option to redeem Mr. Mathews’ Company issued capital stock in connection with Mr. Mathews’ resignation from his official positions and directorship with the Company to further his intention of working with the potential purchaser in continuing to lead these subsidiary companies. Pursuant to the Agreement, Mr. Mathews will continue to serve as president of the Company’s subsidiaries, Fishbone Solutions Inc. and TGE Industrial Services, Inc. As set forth in the Agreement, in the event that the Company does not consummate the transaction by July 31, 2013 or delay the transaction by mutual agreement, pursuant to which the purchase price consists of at least Five Million Dollars ($5,000,000) of which at least Three Million Dollars ($3,000,000) is a cash payment, the Company shall (a) have the option to purchase and redeem all of the shares of the Company’s capital stock held by Mr. Mathews by, (b) paying to Mr. Mathews a One Hundred Thousand Dollar ($100,000) cash payment (the “Cash Payment”) and executing and delivering a $900,000 promissory note in favor of Mr. Mathews, such promissory note having four percent (4%) interest, and to be satisfied in three (3) equal annual payments of Three Hundred Thousand Dollars ($300,000) commencing upon the one-year anniversary of the Cash Payment (the “Redemption”). The shares of capital stock subject to the redemption shall be delivered by Mr. Mathews in proportion to the payments received by him. Upon the payment of the Cash Payment to Mr. Mathews, he shall immediately be released from his non-compete obligations to the Company, and after sixty (60) days shall be released from his non-solicitation obligations to the Company.

Note 14 – Subsequent Events

The Company issued 2,965,871 restricted shares for services during July 2013. The shares were valued at current market price. Market price was established as $0.06 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

There has been no material changes in our critical accounting policies from those reported in our fiscal 2012 Annual Report on Form 10-K/A filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2012 Annual Report on Form 10-K/A. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Consolidated

Our consolidated revenues were $14.1 million for the six months ended June 30, 2013 a decrease of $3.2 million, or 18%, from consolidated revenues of $17.3 million in the same period in the prior fiscal year. The decrease in consolidated revenues was a result of a decrease in headcount at International Plant Services, L.L.C. resulting from the unavailability of guest worker visas.

Consolidated net loss decreased from $264,250 in the six months ended June 30, 2012 to $245,768 in the six months ended June 30, 2013. The decrease of $18,482 was primarily due to decreased general and administrative expenses. Gross profit decreased to 21.7% in the six months ended June 30, 2013 from 24% in the same period a year earlier.

Our consolidated selling, general & administrative (“SG&A”) expenses were $3.4 million in the six months ended June 30, 2013 compared to $4.5 million in the same period a year earlier. The decrease of $1.1 million, or 24.4%, was primarily related to lower operating costs due to a reduction in additional finance and legal expenses related to becoming a fully reporting public company, acquisitions, decreased business volumes and strategic initiatives. SG&A expenses in the six months ended June 30, 2013 included $373,170 in non-cash compensation compared to $427,167 in the same period of 2012. SG&A expense as a percentage of revenue decreased to 24.3% in the six months ended June 30, 2013 compared to 25.9% in the same period in the prior fiscal year. We expect SG&A as a percent of revenue in future quarters to drop as new business units bring on projects and associated revenues in accordance with our 2013 plan.

The effective tax rate was a benefit of 34% for the six months ended June 30, 2013 and was a benefit of 34% in the same period in 2012.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Consolidated

Our consolidated revenues were $6.8 million for the three months ended June 30, 2013, a decrease of $1.5 million, or 18%, from consolidated revenues of $8.3 million in the same period in the prior fiscal year. The decrease in consolidated revenues was a result of decreased headcount at International Plant Services, L.L.C. resulting from the unavailability of guest worker visas.

Consolidated gross profit decreased from $2.2 million in the three months ended June 30, 2012 to $1.3 million in the three months ended June 30, 2013. The decrease of $0.9 million, or 41%, was primarily due to lower gross margins on individual projects. Gross margins decreased to 18.6% in the three months ended June 30, 2013 from 26.6% in the same period a year earlier. The gross margin decreased due to the loss of guest worker visas at IPS and a decline in industrial services projects and reduced rates and utilization.

Consolidated SG&A expenses were $2.0 million in the three months ended June 30, 2013 compared to $2.6 million in the same period a year earlier. The decrease of $.6 million, or 23%, was primarily related to lower operating costs in the second quarter of fiscal 2013 due to lower finance and legal expenses. SG&A expenses in the three months ended June 30, 2013 included $186,585 in non-cash compensation compared to $213,584 in the same quarter in the prior year. Additionally, non-cash expenses of $49,140 were realized as part of our continuing review of past and current accounting practices. SG&A expense as a percentage of revenue decreased to 29.4% in the three months ended June 30, 2013 compared to 31% in the same period in the prior fiscal year.

The effective tax rate was a benefit of 34% for the three months ended June 30, 2013 and was an expense of 34% in the same period in 2012.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

A reconciliation of EBITDA to net income follows: (in 000’s)

	Six Months Ended
	June 30, 2013	June 30, 2012

Net income (loss)	$(246)	$(264)
Interest expense	165	72
Income tax expense(benefit)	(152)	(140)
Depreciation and amortization	321	220
EBITDA	$88	$(112)

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended June 30, 2013 was cash generated from operations, cash on hand at the beginning of the quarter and our accounts receivable line of credit. Cash on hand at June 30, 2013 totaled $373,530. We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in borrowings under our credit facility.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. We determined that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

We did effect changes in our internal controls over financial reporting during the period covered by this report that materially affected, or that would reasonably be likely to affect materially, our internal control over financial reporting. There have been changes made in our internal controls and financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the quarter ended June 30, 2013, that effect our report for such period. Material weaknesses in our internal controls were identified by the Company’s management, and reported to the Board of Directors and auditors in May, 2013. These material weaknesses were primarily related to errors in accounting as the Company changed accounting systems in June of 2012, which resulted in a number of accounting entries that were not properly reversed in the quarter ended September 30, 2012. Additionally, there were related balance sheet accounts that were not checked and verified. The Company has implemented new processes regarding the reconciliation, review and reporting of the accounts on a monthly basis and assigned new qualified personnel to operate the Company’s new accounting system to prevent these accounting errors from re-occurring, but there can be no assurance that every error will be detected. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known, and the known claim that had activity during the period covered by this report is as follows:

Cause No. 4:13-cv-00505, Michael Rushing, Stephanie Rushing, Penn Rushing and Florence Rushing v. Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC, Texas Gulf Fabricators, Inc., David Mathews, Craig Crawford and Timothy Connolly, United States District Court for the Southern District of Texas.

The Company originally filed against the Rushings for a declaratory judgment alleging they had failed to perform relative to a letter of intent with Texas Gulf Fabricators, Inc., or alternatively, that the letter or intent was not enforceable.  The Company also filed a conversion action against the Rushings for removing property from a fabrication facility.  The Rushing Family filed two separate counterclaims in the underlying state court actions before removing both actions to federal court in March 2013.  On April 13, 2013, the Federal Court denied jurisdiction and remanded the matter back to the Texas State Court in the proceedings known as: (i) Cause No. 2013-00543; Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC and Texas Gulf Fabricators, Inc. vs. Penn Rushing, et al, in the 270th Judicial District Court of Harris County and (ii) Cause No. 2013-004690; Texas Gulf Energy, Inc. vs. Penn Rushing, et al, in the 270th Judicial District Court of Harris County.  The Rushings' allegations include fraudulent inducement, negligent misrepresentation, breach of fiduciary duty, conversion, equitable estoppel and securities violations.  These claims relate to a letter of intent and foreclosure proceeding on a shop property in Baytown, Texas.  The Rushings have not disclosed an amount of damages sought. The Company is required to pay for the defense of Mr. Mathews, Mr. Crawford and Mr. Connolly. On Friday, August 9,2013, the 270th Judicial District Court of Harris County ruled in favor of the company’s motion for Summary Judgment related to the foreclosure.  The Company believes the Rushing's claims are without merit and intends to pursue its claims and defenses vigorously.

Based on our knowledge as of the date of this filing, we believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. It is the opinion of management that the eventual resolution of the above claim is unlikely to have a material adverse effect on our financial position or operating results. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a negative material effect on our financial position, results or operations or liquidity.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: August 19, 2013	By:	/s/ Craig Crawford

Craig Crawford

Interim Chief Executive Officer; Chief Financial Officer; signing on behalf of the registrant and as the registrant’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

