Form 10-Q
period 2013-09-30
Texas Gulf Energy Inc
filed 2013-11-18
CIK 1429627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 15, 2013 there were 68,776,636 shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Gulf Energy, Incorporated
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(restated)		(restated)
Revenues	$6,191,014	$8,080,254	$20,251,057	$25,410,018

Cost of revenues	4,809,909	6,569,790	15,825,536	19,741,646

Gross profit	1,381,105	1,510,464	4,425,521	5,668,372

General and administrative expense	2,106,837	2,175,442	5,518,804	6,666,469

Loss from operations	(725,732)	(664,978)	(1,093,283)	(998,097)

Other income (expense)
Other income (expense)	(881)	404,820	133,495	405,502
Interest expense	(79,738)	(16,630)	(244,797)	(89,086)
Total other income (expense)	(80,619)	388,190	(111,302)	316,416

Loss before income tax	(806,351)	(276,788)	(1,204,585)	(681,681)

Income tax benefit	52,808	60,344	205,274	200,987

Net loss	$(753,543)	$(216,444)	$(999,311)	$(480,694)

Loss per share
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic	56,612,302	48,847,954	52,913,541	47,309,704
Diluted	56,612,302	48,847,954	52,913,541	47,309,704

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated
Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
		(restated)
Assets
Current assets:
Cash and cash equivalents	$483,807	$394,306
Accounts receivable, net	5,319,960	6,506,920
Federal income taxes receivable	303,746	115,224
Deferred income taxes	245,000	130,000
Prepaid expenses and other current assets	545,345	762,211
Total current assets	6,897,858	7,908,661

Property and equipment, net	988,282	1,431,741
Goodwill and other assets	935,947	942,227
Total assets	$8,822,087	$10,282,629

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,373,726	$1,292,686
Accrued liabilities	604,774	1,353,044
Due to related parties, net	36,747	204,561
Lines of credit	2,037,713	2,623,552
Note payable	484,080	233,135
Total current liabilities	4,537,040	5,706,978

Convertible debt	1,283,126	1,283,126
Deferred federal income tax	-	29,000
Total liabilities	5,820,166	7,019,104

Commitments and Contingencies

Stockholders’ equity:
Common stock - $.00001 par value; 500,000,000 shares authorized; 58,485,479 shares issued and outstanding as of September 30, 2013, and 49,300,156 December 31, 2012	585	493
Preferred stock – par value of $.00001; 100,000,000 shares authorized;
Series A convertible preferred stock 2,900,000 issued and outstanding	29	29
Series B convertible preferred stock 10,000,000 issued and outstanding	100	100
Additional paid in capital	3,958,804	3,221,189
Retained earnings (deficit)	(957,597)	41,714
Total stockholders’ equity	3,001,921	3,263,525
Total liabilities and stockholders’ equity	$8,822,087	$10,282,629

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
		(restated)
Cash flow from operating activities
Net loss	$(999,311)	$(480,694)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	482,561	377,004
Stock based compensation	559,755	900,751
Gain on sale of assets	-	(43,192)
Gain on sale of business	-	(348,001)
Changes in working capital accounts:	-
Change in accounts receivables	1,186,960	132,756
Change in federal income taxes receivable	(188,522)	(631,389)
Change in prepaid expenses and other current assets	223,146	175,449
Change in accounts payable	81,039	553,723
Change in deferred tax asset	(115,000)	-
Change in accrued liabilities	(570,317)	(1,974,602)
Change in deferred tax liability	(29,000)	-
Change in due to related parties	(167,814)	(1,290,574)
Net cash provided by (used in) operating activities	463,497	(2,628,769)

Cash flows from investing activities
Purchase of property and equipment, net	(39,102)	(891,514)
Acquisitions	-	(371,022)
Disposal of business	-	12,661
Proceeds from sale of assets	-	90,384
Net cash used in investing activities	(39,102)	(1,159,491)

Cash flows from financing activities
Proceeds from notes payable, net	250,945	-
Payment on line of credit, net	(585,839)	(223,894)
Line of credit, net	-	1,446,889
Net cash provided by (used in) financing activities	(334,894)	1,222,995

Net change in cash and cash equivalents	89,501	(2,565,265)

Cash and cash equivalents:
Beginning	394,306	2,747,880
Ending	$483,807	$182,615

Supplemental disclosure of cash flow information
Cash payments (receipts) for:
Federal income tax	$-	$194,414
Issuance of common stock for payment of accounts payable	$177,952	$-
Interest paid	$244,797	$89,086

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

Convertible debt at September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012

Fishbone Note	$1,283,126	$1,283,126
Less: current maturities	-	-
Total convertible debt	$1,283,126	$1,283,126

Note 4 - Lines of Credit

On February 29, 2012, the Company entered into a $3 million receivables purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 14.30% and 10% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $0.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $467,279 and $2,532,721 was available at September 30, 2013.

On September 14, 2012, the Company entered into a $1 million receivable purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 10% and 14.30% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $0.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $579,984 and $420,016 was available at September 30, 2013. This agreement can be terminated at any time by the Company.

On September 18, 2013, the Company terminated its $1,250,000 line of credit with Patriot Bank and replaced the facility with a $1.5 million receivables purchase agreement. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 10% and 14.30% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $0.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $1,301,373 and $198,628 was available at September 30, 2013. This agreement can be terminated at any time by the Company.

Note 5 - Note Payable

The Company assumed a loan due to a former shareholder of Fishbone in 2012. The balance outstanding at September 30, 2013 is $161,135. In addition, the Company has financed its insurance which has an annual interest rate of 4.45%, and a balance of $322,945 as of September 30, 2013, which will be paid down via nine monthly payments of $35,883.

Note 6 - Stock Based Compensation

The stock based compensation cost that has been charged against income by the Company was $559,755 and $900,751 for the nine months ended September 30, 2013 and 2012, respectively, for common stock awarded by the Company. The Company entered into employment agreements with the chief executive officer, chief financial officer, and other key employees and granted in prior year 28,477,806 restricted shares vesting over 36 months. The fair value of the common stock on the date of grant was $0.09 per share or $2,563,002. During 2012, 3,600,000 restricted shares with a fair value of $324,000 were accelerated, thus the remaining 24,877,806 restricted shares with a fair value of $2,239,002 is being recognized over the remaining 24 months. During the nine months end September 30, 2013 the Company issued 6,219,452 restricted shares per vesting of the restricted shares and $932,918 stock compensation expense remains to be recognized.

Note 7 - Loss Per Share

Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2013 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the nine months ended September 30, 2013 and 2012 in the form of convertible preferred stock series A, and B and convertible debt.

Note 8 – Segment Information

During the quarter the Company had three reportable segments, International Plant Services, LLC, TGE Industrial Services, Inc. and Fishbone Solutions, Inc. segments.

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

TGE Industrial Services, Inc.

TGE Industrial Services Inc is a business unit of TGE that provides specialty construction and electrical services, including new construction, maintenance, turnarounds, commissioning, skid/module construction, inspection services, troubleshooting, project management. Services for process industry include capital project construction, multi-year programs, maintenance services programs, calibration, commissioning and startup services. The support services include constructability reviews, cost estimating and budget development, project and construction management.

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

Fishbone Solutions, LTD was acquired by the Company on February 3, 2012 and the name was changed to Fishbone Solutions, Inc. effective March 28, 2012.

Segment revenue is as follows: (in $000’s)

Nine months ended September 30, 2013:

	International Plant Services	TGE Industrial Services Inc.	Fishbone Solutions	Totals
Revenues	10,844	3,011	6,396	20,251
Net income (loss)	(2,279)	679	601	(999)
Total Assets	5,922	1,212	4,389	11,523

Total assets after elimination is $8,822

Nine months ended September 30, 2012 (restated):

	International Plant Services	TGE Industrial Services Inc.	Fishbone Solutions	Totals
Revenues	20,706	1,175	3,529	25,410
Net income (loss)	(861)	88	292	(481)
Total Assets	8,227	32	2,919	11,178

Total assets after elimination is $8,478

 Three months ended September 30, 2013:

	International Plant Services	TGE Industrial Services Inc	Fishbone Solutions	Totals
Revenues	3,140	1,092	1,959	6,191
Net income (loss)	(1,012)	201	58	(753)

Three months ended September 30, 2012 (restated):

	International Plant Services	TGE Industrial Services Inc	Fishbone Solutions Services	Totals
Revenues	5,830	826	1,424	8,080
Net income (loss)	(644)	86	342	(216)

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, LLC (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by fifty-five (55) Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The United States District Court remanded the ACAIN case to the 113th District Court on September 15, 2012. Subsequently, Judge Patricia J. Kerrigan, 113th District Court, State of Texas, dismissed the case. The plaintiffs have appealed the order dismissing the lawsuit to the Texas Intermediate Court of Appeals. The  Company continues to believe this lawsuit is without merit.

Cause No. 2012-23084; Ardent Services, LLC vs. David D. Mathews and Larry J. Laqua.

The Company has settled all matters related to the Company in the Ardent matter and will not continue providing the defense of its employees, Mr. Mathews (former President and CEO of the Company) and Mr. Laqua (Vice President of a Company business unit), in a matter involving their former employer, Ardent. Ardent is suing Mr. Mathews and Mr. Laqua in the 234th District Court, Harris County, Houston, Texas for breach of confidentiality and non-solicitation clauses in certain employment agreements, along with other breaches of duties allegedly owed. The Company intends to discontinue its sponsorship and no longer assist in the defense of Mr. Mathews and Mr. Laqua. The suit was initially instituted on April 20, 2012. The plaintiff is seeking relief in the form of injunctive and unspecified monetary relief. On October 24, 2013, the Company and the plaintiff entered into a Settlement Agreement whereby the plaintiff released the Company from all claims arising of this lawsuit.  In exchange therefore, the Company agreed (i) to pay plaintiff the sum of $10,000 for attorneys fess and (ii) through December 31, 2014 to not directly or indirectly solicit any electrical and instrumention business  from 11 facilities in the State of Texas.

Cause No. 4:13-cv-00505, Michael Rushing, Stephanie Rushing, Penn Rushing and Florence Rushing v. Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC, Texas Gulf Fabricators, Inc., David Mathews, Craig Crawford and Timothy Connolly, United States District Court for the Southern District of Texas.

The Company originally filed against the Rushings for a Declaratory Judgment alleging the Rushings failed to perform relative to a letter of intent with Texas Gulf Fabricators, Inc., or alternatively, that the letter of intent was not enforceable.  The Company also filed a conversion action against the Rushings for removing property from a fabrication facility.  The Rushing Family filed two separate counterclaims in the underlying state court actions before removing both actions to federal court in March 2013.  On April 13, 2013, the Federal Court denied jurisdiction and remanded the matter back to the Texas State Court in the proceedings known as: (i) Cause No. 2013-00543; Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC and Texas Gulf Fabricators, Inc. vs. Penn Rushing, et al, in the 270 th Judicial District Court of Harris County and (ii) Cause No. 2013-004690; Texas Gulf Energy, Inc. vs. Penn Rushing, et al, in the 270 th Judicial District Court of Harris County.  The Rushings' allegations include fraudulent inducement, negligent misrepresentation, breach of fiduciary duty, conversion, equitable estoppel and securities violations.

These claims relate to a letter of intent and foreclosure proceeding on a shop property in Baytown, Texas.  The Rushings have not disclosed an amount of damages sought. The Company is required to pay for the defense of Mr. Mathews, Mr. Crawford and Mr. Connolly.  On August 2, 2013 the 270 th Judicial District Court of Harris County, Texas granted the Company’s motion for summary judgment, and ruled the foreclosure was proper. The Company believes the Rushing's claims are without merit and intends to pursue its claims and defenses vigorously.

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

 Note 10  – Related Party Transactions

The Company's two majority owners as of September 30, 2013 maintain a 74.8% voting control of the Company. The Company utilizes corporations owned by such two majority stockholders that provide certain services to the Company’s construction services segment, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training
•	Lodging
•	Facilities
•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

Due to related parties balance is $36,747 at September 30, 2013 and $204,561 at December 31, 2012; respectively; for services performed by affiliates of the Company.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. TGE pays $1.40 per hour billed by these employees for all of these services.

Note 11 – Significant Customers

During the nine months ended September 30, 2013 the Company derived a significant amount of revenue from one customer comprising of 18%, compared to three customers during the nine months ended September 30, 2012 comprising of 15%, 11% and 9%.

Note 12 – Dispositions

On June 19, 2013 the Company signed a non-binding letter of intent (LOI) to sell the assets of three of the Company's subsidiaries or divisions for $5,000,000, consisting of $3,000,000 in cash and approximately $2 million in assumed liabilities. The LOI was non-binding and subject to a July 31, 2013 deadline for completion of due diligence and the execution of definitive binding agreements between the parties. The LOI expired on July 31, 2013 and discussions continue with several potential acquirers.

On September 20, 2013 the Company signed a letter of intent with CornerPost Capital Partners to sell the assets of three of the Company’s subsidiaries or divisions for $5,000,000, consisting of $3,000,000 in cash and approximately $2 million in assumed liabilities. It is management’s opinion that the process of selling these assets is proceeding as planned and that the transaction will be finalized in the fourth quarter of 2013.

Note 13 – Change in Management

Effective June 20, 2013, the Company entered into an agreement (the “ Agreement ”) with David Mathews pursuant to which the Company obtained the option to redeem Mr. Mathews’ Company issued capital stock in connection with Mr. Mathews’ resignation from his official positions and directorship with the Company to further his intention of working with the potential purchaser in continuing to lead these subsidiary companies. Pursuant to the Agreement, Mr. Mathews will continue to serve as CEO of one of the Company’s subsidiaries, TGE Industrial Services, Inc. As set forth in the Agreement, in the event that the Company does not consummate the transaction by July 31, 2013 or delay the transaction by mutual agreement, pursuant to which the purchase price consists of at least Five Million Dollars ($5,000,000) of which at least Three Million Dollars ($3,000,000) is a cash payment, the Company shall (a) have the option to purchase and redeem all of the shares of the Company’s capital stock held by Mr. Mathews by, (b) paying to Mr. Mathews a One Hundred Thousand Dollar ($100,000) cash payment (the “ Cash Payment ”) and executing and delivering a $900,000 promissory note in favor of Mr. Mathews, such promissory note having four percent (4%) interest, and to be satisfied in three (3) equal annual payments of Three Hundred Thousand Dollars ($300,000) commencing upon the one-year anniversary of the Cash Payment (the “ Redemption ”). The shares of capital stock subject to the redemption shall be delivered by Mr. Mathews in proportion to the payments received by him. Upon the payment of the Cash Payment to Mr. Mathews, he shall immediately be released from his non-compete obligations to the Company, and after sixty (60) days shall be released from his non-solicitation obligations to the Company. The Company and Mr. Mathews have agreed to extend the Company's option on a monty-to-month basis.

Note 14 – Subsequent Events

Subsequent to nine months ended September 30, 2013 the Company issued 691,050 restricted shares per vesting of the restricted shares (See Note 6) and $870,723 stock compensation expense remains to be recognized.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Consolidated

Our consolidated revenues were approximately $20.3 million for the nine months ended September 30, 2013 a decrease of $5.1 million, or 20%, from consolidated revenues of $25.4 million in the same period in the prior fiscal year. The decrease in consolidated revenues was a result of a decrease in headcount at International Plant Services, L.L.C. resulting from the unavailability of guest worker visas.

Consolidated net loss increased from approximately $481,000 in the nine months ended September 30, 2012 to $999,000 in the nine months ended September 30, 2013. The increase of $518,000 was primarily due to the decrease in revenue at IPS and increased interest expense and tax expenses. Gross profit decreased to $4.4 million or 21.7% in the nine months ended September 30, 2013 from $5.7 million or 22.4% in the same period a year earlier.

Our consolidated selling, general & administrative (“SG&A”) expenses were approximately $5.5 million in the nine months ended September 30, 2013 compared to $6.7 million in the same period a year earlier. The decrease of $1.2 million, or 18%, was primarily related to lower operating costs due to a reduction in additional finance and legal expenses related to acquisitions, decreased business volumes and strategic initiatives. SG&A expenses in the nine months ended September 30, 2013 included $559,755 in non-cash compensation compared to $900,751 in the same period of 2012. SG&A expense as a percentage of revenue increased 27% in the nine months ended September 30, 2013 compared to 26.4% in the same period in the prior fiscal year.

The effective tax rate of 17% for the nine months ended September 30, 2013 and was a benefit of 29% in the same period in 2012.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Consolidated

Our consolidated revenues were approximately $6.2 million for the three months ended September 30, 2013 a decrease of $1.9 million, or 23%, from consolidated revenues of $8.1 million in the same period in the prior fiscal year. The decrease in consolidated revenues was a result of decreased headcount at International Plant Services, L.L.C. resulting from the unavailability of guest worker visas.

Consolidated gross profit decreased from approximately $1.5 million in the three months ended September 30, 2012 to $1.4 million in the three months ended September 30, 2013. The decrease of $100,000, or 7%, was primarily due to lower overall revenue. Gross margins increased to 23% in the three months ended September 30, 2013 from 18.5% in the same period a year earlier. The gross margin increased due to the quality of projects in industrial services and increased utilization.

Consolidated SG&A expenses were approximately $2.1 million in the three months ended September 30, 2013 compared to $2.2 million in the same period a year earlier. The decrease of $100,000, or 5%, was primarily related to lower operating costs in the third quarter of fiscal 2013 due to lower finance and legal expenses. SG&A expenses in the three months ended September 30, 2013 included $186,585 in non-cash compensation compared to $213,584 in the same quarter in the prior year. SG&A expense as a percentage of revenue increased to 33.9% in the three months ended September 30, 2013 compared to 27% in the same period in the prior fiscal year.

The effective tax rate was a benefit of 6.5% for the three months ended September 30, 2013 and was an expense of 22% in the same period in 2012.

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

10

•
It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

A reconciliation of EBITDA to net income follows: (in 000’s)

	Nine Months Ended
	September 30, 2013	September 30, 2012
		(restated)
Net loss	$(999)	$(481)
Interest expense	245	89
Income tax benefit	(205)	(201)
Depreciation and amortization	483	377
EBITDA	$(476)	$(216)

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended September 30, 2013 was cash generated from operations, cash on hand at the beginning of the quarter and our accounts receivable line of credit. Cash on hand at September 30, 2013 totaled $483,807. We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Capital expenditures

Other factors that may impact both short and long-term liquidity include:

·	Acquisitions of new businesses

·	Inability to obtain guest worker visas for skilled craftsmen

·	Strategic investments in new operations

·	Contract disputes or collection issues

Dividend Policy

We have not declared any dividends on our Common Stock since our inception. Any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Company’s board of directors (the “Board”) may deem relevant. There are no dividend restrictions that limit our ability to pay dividends on our Common Stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “NRS ”), does provide limitations on our ability to declare dividends. Section 78.288 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. We determined that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

We did effect changes in our internal controls over financial reporting during the period covered by this report that materially affected, or that would reasonably be likely to affect materially, our internal control over financial reporting. There have been changes made in our internal controls and financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting subsequent to the quarter ended September 30, 2013, that effect our report for such period. Material weaknesses in our internal controls were identified by the Company’s management, and reported to the Board of Directors and auditors in May, 2013. These material weaknesses were primarily related to errors in accounting as the Company changed accounting systems in June of 2012, which resulted in a number of accounting entries that were not properly reversed in the quarter ended September 30, 2012. Additionally, there were related balance sheet accounts that were not checked and verified. The Company has implemented new processes regarding the reconciliation, review and reporting of the accounts on a monthly basis and assigned new qualified personnel to operate the Company’s new accounting system to prevent these accounting errors from re-occurring, but there can be no assurance that every error will be detected. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, LLC (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by fifty-five (55) Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The United States District Court remanded the ACAIN case to the 113th District Court on September 15, 2012. Subsequently, Judge Patricia J. Kerrigan, 113th District Court, State of Texas, dismissed the case. The plaintiffs have appealed the order dismissing the lawsuit to the Texas Intermediate Court of Appeals.  Tthe Company continues to believe this lawsuit is without merit.

Cause No. 2012-23084; Ardent Services, LLC vs. David D. Mathews and Larry J. Laqua.

The Company has settled all matters related to the Company in the Ardent matter and will not continue providing the defense of its employees, Mr. Mathews (former President and CEO of the Company) and Mr. Laqua (Vice President of a Company business unit), in a matter involving their former employer, Ardent. Ardent is suing Mr. Mathews and Mr. Laqua in the 234th District Court, Harris County, Houston, Texas for breach of confidentiality and non-solicitation clauses in certain employment agreements, along with other breaches of duties allegedly owed. The Company intends to discontinue its sponsorship and no longer assist in the defense of Mr. Mathews and Mr. Laqua. The suit was initially instituted on April 20, 2012. The plaintiff is seeking relief in the form of injunctive and unspecified monetary relief. On October 24, 2013, the Company and the plaintiff entered into a Settlement Agreement whereby the plaintiff released the Company from all claims arising of this lawsuit.  In exchange therefore, the Company agreed (i) to pay plaintiff the sum of $10,000 for attorneys fess and (ii) through December 31, 2014 to not directly or indirectly solicit any electrical and instrumention business  from 11 facilities in the State of Texas.

Cause No. 4:13-cv-00505, Michael Rushing, Stephanie Rushing, Penn Rushing and Florence Rushing v. Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC, Texas Gulf Fabricators, Inc., David Mathews, Craig Crawford and Timothy Connolly, United States District Court for the Southern District of Texas.

The Company originally filed against the Rushings for a Declaratory Judgment alleging the Rushings failed to perform relative to a letter of intent with Texas Gulf Fabricators, Inc., or alternatively, that the letter of intent was not enforceable.  The Company also filed a conversion action against the Rushings for removing property from a fabrication facility.  The Rushing Family filed two separate counterclaims in the underlying state court actions.

Cause No. 4:13-cv-00505, Michael Rushing, Stephanie Rushing, Penn Rushing and Florence Rushing v. Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC, Texas Gulf Fabricators, Inc., David Mathews, Craig Crawford and Timothy Connolly, United States District Court for the Southern District of Texas.

The Company originally filed against the Rushings for a declaratory judgment alleging they had failed to perform relative to a letter of intent with Texas Gulf Fabricators, Inc., or alternatively, that the letter or intent was not enforceable.  The Company also filed a conversion action against the Rushings for removing property from a fabrication facility.  The Rushing Family filed two separate counterclaims in the underlying state court actions before removing both actions to federal court in March 2013.  On April 13, 2013, the Federal Court denied jurisdiction and remanded the matter back to the Texas State Court in the proceedings known as: (i) Cause No. 2013-00543; Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC and Texas Gulf Fabricators, Inc. vs. Penn Rushing, et al, in the 270 th Judicial District Court of Harris County and (ii) Cause No. 2013-004690; Texas Gulf Energy, Inc. vs. Penn Rushing, et al, in the 270 th Judicial District Court of Harris County.  The Rushings' allegations include fraudulent inducement, negligent misrepresentation, breach of fiduciary duty, conversion, equitable estoppel and securities violations.  These claims relate to a letter of intent and foreclosure proceeding on a shop property in Baytown, Texas.  The Rushings have not disclosed an amount of damages sought. The Company is required to pay for the defense of Mr. Mathews, Mr. Crawford and Mr. Connolly. On Friday, August 9,2013, the 270 th Judicial District Court of Harris County ruled in favor of the Company’s motion for Summary Judgment related to the foreclosure.  The Company believes the Rushing's claims are without merit and intends to pursue its claims and defenses vigorously .

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: November 18, 2013	By:	/s/ Craig Crawford

Craig Crawford
Interim Chief Executive Officer; Chief Financial Officer; signing on behalf of the registrant and as the registrant’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

