Form 10-K
period 2013-12-31
Texas Gulf Energy Inc
filed 2014-04-15
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-149857

TEXAS GULF ENERGY, INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	26-0338889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed fiscal year, was $3,572,086, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock on April 14, 2014 was 56,470,070.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Texas Gulf Energy, Incorporated

FORM 10-K

i

Texas Gulf Energy, Incorporated

FORM 10-K

PART I

ITEM 1. Business

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “ Annual Report ”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The word “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

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

BACKGROUND

Texas Gulf Energy, Incorporated, a Nevada corporation (the “ Company ,” “ we ,” “ us ,” “ our ”), was incorporated as Nature of Beauty, Inc. under the laws of the State of Nevada on May 22, 2007. Initially, the Company was engaged in the business of purchasing and distributing all-natural and organic everyday skin care products from Russia. In October 2009, the Company changed the focus of its business to developing "green" products and technologies, including unique cleaning and environmental remediation products and changed its name to “Bio-Clean, Inc.” Subsequently, on October 8, 2010, the Company changed its name to “Global NuTech, Inc.” and executed two different joint venture agreements and provided the sales and marketing operations for the sale of various products. In December 2011 the Company acquired International Plant Services, L.L.P. (“ IPS ”) and changed its focus to providing construction services to the downstream energy business. Subsequently, in the first quarter of 2012 the Company changed its name to “Texas Gulf Energy, Incorporated” to better reflect its new focus in the market. Since the acquisition of IPS, the Company has completed several acquisitions and divestitures as well as organically established other business units.

BUSINESS ENVIRONMENT

We have seen what we consider to be a strong recovery from the global recession in the underlying business environment in which the Company operates.. Recent divestitures have reduced the Company’s operating assets and headcount such that future growth will come from acquisitions or organic growth.

OPERATING SEGMENTS

As of the fiscal year December 31, 2013, we had two (2) reportable segments, the “International Plant Services, L.L.C.,” and “Texas Gulf Specialty Services, Inc.” segments. The sale of all of the assets of our Texas Gulf Energy Industrial Services segment and our subsidiary Fishbone Solutions, Inc. reduced the number of our operating segments.

International Plant Services, L.L.C.

Our wholly owned subsidiary International Plant Services L.L.C. or “Construction Services” segment provides turnkey and specialty construction services to a wide range of industrial and energy sector clients. Our scope of services includes project planners, engineers, welders, fitters, millwrights and other craft and supervisory personnel. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes retrofits, modifications and expansions to existing facilities as well as the construction of new facilities.

Texas Gulf Specialty Services, Inc.

Texas Gulf Specialty Services, Inc. has been created to provide specialty construction services to a wide range of industry and energy sector clients. These services are provided for projects of varying complexities, schedule durations and budgets.

OTHER BUSINESS MATTERS

Customers and Marketing

The Company derives a significant portion of its revenues from performing services for engineering firms, general contractors, and petrochemical and industrial gas companies and ultimately the integrated oil companies, independent petroleum refiners, and pipeline, terminal and oil and gas marketing companies. The loss of significant work from any of these classes of customers or an overall decline in the petroleum industry could have a material adverse effect on the Company. The Company provided services to approximately forty (40) customers in 2013 with approximately twenty (20) being served by the continuing operations.

Three (3) customers represented 21%, 19% and 14% of the Company’s gross sales for the year ended December 31, 2013. Three (3) companies represented 23%, 17% and 12% of outstanding accounts receivable at December 31, 2013. Two (2) customers represented 15% and 14% of the Company’s gross sales for the year ended December 31, 2012. Two (2) companies represented 25% and 12% of outstanding accounts receivable at December 31, 2012.

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

Employees

As of December 31, 2013, we had thirty-two (32) employees, eight (8) of which were employed in non-field positions and twenty-four (24) of which were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in process at any particular time.

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

Recent Developments

On November 22, 2013, the Company closed a transaction involving an Asset Purchase Agreement by and among the Company and two of its subsidiaries, Fishbone Solutions, Inc., a Texas corporation (“FSI”), and Texas Gulf Industrial Services, Inc., a Texas corporation (“TGIS”), and TGE Industrial Services, LLC, a Texas limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Company sold substantially all of the assets of FSI, TGIS and TGE Electrical and Instrumentation (“TGEI”), an operating division of the Company, to the Buyer. As consideration for the transaction, the Buyer agreed to pay to the Company an aggregate purchase price of $4,137,335, consisting of (i) the assumption of $1,597,000 in certain promissory note obligations of the Company and FSI, including certain convertible promissory notes issued to John Sloan and a promissory note in favor of David Mathews , and (ii) cash in the amount of $2,540,335.

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

International Plant Services, LLC revenue and cash flow are dependent upon engineering and construction projects. The availability of these projects is dependent upon the economic condition in the oil, gas, and power industries, specifically, the level of capital expenditures on energy infrastructure. A prolonged period of sluggish economic conditions in North America has had and may continue to have an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the completion of contracts are factors that may result in under-utilization of our resources, which would adversely impact our revenue, operating results and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

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

Our ability to generate the working capital necessary to continue to operate effectively

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

We can provide no assurance that we will have sufficient cash from operations or the credit capacity to meet all of our future cash needs should we encounter significant working capital requirements or incur significant acquisition costs. Additionally, recent divestitures will lead to reduced revenue and profits which will likely impact the Company’s cash position negatively. Insufficient cash from operations, significant working capital requirements, and contract disputes have in the past, and could in the future, reduce availability under our credit facility.

There are integration and consolidation risks associated with our acquisition and divestiture strategy. Future acquisitions and divestitures may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate these businesses.

An aspect of our business strategy is to make strategic acquisitions and divestitures in markets where we currently operate as well as in markets in which we have not previously operated.

We may lack sufficient management, financial and other resources to successfully integrate future acquisitions. Any future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets in addition to the integration and consolidation risks.

Recent and future divestitures will have an impact on the Company’s resources and may impact the ability of the Company to provide all of the services previously offered.

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

IPS continues to process Visas for guest workers but has not had a new visa or renewal approved since 2011. While we continue to deploy American workers, IPS will lose most of its current foreign workers by the 3 rd quarter of 2014 if there is no change in US Policy. This will reduce revenue and earnings from IPS to near zero, if we are not successful in deploying American Workers or winning approval of new Visas.

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

We have experienced an absence of significant revenues, recurring losses from operations and need additional financing, which raise substantial doubt about our ability to continue as a going concern.

As discussed in Note 1 to the financial statements included in this Annual Report on Form 10-K, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern.

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, L.L.C. (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by fifty-five (55) Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The United States District Court remanded the ACAIN case to the 113 th District Court on September 15, 2012. Subsequently, Judge Patricia J. Kerrigan, 113 th District Court, State of Texas, dismissed the case. While the Company continues to believe this lawsuit is without merit, the ACAIN plaintiffs have appealed the dismissal to the Texas Court of Appeals, First District. The matter is to be submitted on April 29, 2014, there will be no oral argument permitted.

Cause No. 2012-23084; Ardent Services, LLC vs. David D. Mathews and Larry J. Laqua.

The Company has settled all matters related to the Company in the Ardent matter and will not continue providing the defense of its employees, Mr. Mathews (former President and CEO of the Company) and Mr. Laqua (Vice President of a Company business unit), in a matter involving their former employer, Ardent. Ardent is suing Mr. Mathews and Mr. Laqua in the 234th District Court, Harris County, Houston, Texas for breach of confidentiality and non-solicitation clauses in certain employment agreements, along with other breaches of duties allegedly owed. The Company intends to discontinue its sponsorship and no longer assist in the defense of Mr. Mathews and Mr. Laqua. The suit was initially instituted on April 20, 2012. The plaintiff is seeking relief in the form of injunctive and unspecified monetary relief. On October 24, 2013, the Company and the plaintiff entered into a Settlement Agreement whereby the plaintiff released the Company from all claims arising of this lawsuit.  In exchange therefore, the Company agreed (i) to pay plaintiff the sum of $10,000 for attorney’s fees and (ii) through December 31, 2014 to not directly or indirectly solicit any electrical and instrumentation business from 11 facilities in the State of Texas.

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

The Company has received notification that a legal action has been initiated with the Republic of the Philippines, Department of Labor and Employment, National Labor Relations Commission by Benjamin A. Villego against International Plant Services, L.L.C. (“IPS”), a wholly owned subsidiary of the Company, MBC Human Resources Corporation (“MBC”), a Philippines corporation, and Nida P. Sarmiento, President of MBC. The action alleges that wages and food allowances are owed to Mr. Villego. MBC is majority owned and controlled by Noureddine Ayed and Karim Ayed, who are majority shareholders of the Company. IPS and the Company have agreements with MBC to provide the training and processing of guest workers from the Philippines and to pay MBC a fee based upon hours worked by the guest workers. The Company believes that Mr. Villego's claim is without merit and intends to vigorously defend IPS.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are quoted on the Over-The-Counter Bulletin Board (“ OTCBB ”) and the OTC Markets-OTCQB (“ OTCQB ”) under the symbol “TXGE.”

The following table summarizes the high and low bid information of the common stock for the periods indicated:

	High	Low
2013:
Fourth quarter	$.11	.015
Third quarter	$.075	.03
Second quarter	$.12	.051
First quarter	$.24	.09
2012:
Fourth quarter	$.155	.10
Third quarter	$.195	.155
Second quarter	$.235	.15
First quarter	$.34	.09

All historical data above was obtained from OTC Markets Group, Inc.

Performance Graph

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not sell any securities during the period covered by this Report which were not registered under the Act and not previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

Holders

On April 11, 2014, the closing price of our common stock as reported on the OTCQB was $.022 per share and there were approximately seventy (70) shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Legal costs are expensed as incurred.

RESULTS OF OPERATIONS

Overview

The Company currently has two (2) reportable segments, International Plant Services, LLC, and Texas Gulf Specialty Services. The other previously reported segments were disposed during 2013.

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

Texas Gulf Specialty Services

Texas Gulf Specialty Services provides specialty construction services to a wide range of industry and energy sector clients. These services are provided for projects of varying complexities, schedule durations and budgets.

Results of Divestiture

On November 22, 2013 (the “Closing Date”) The Company, closed a transaction (the “Transaction”) involving an Asset Purchase Agreement dated the Closing Date (the “Agreement”) by and among the Company and three of its subsidiaries, Fishbone Solutions, Inc., a Texas corporation (“FSI”), Texas Gulf Industrial Services, Inc,, a Texas corporation (“TGIS”), and TGE Industrial Services, LLC, a Texas limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Company sold substantially all of the assets of FSI, TGIS and TGE Electrical and Instrumentation (“TGEI”), an operating division of the Company, to the Buyer. As consideration for the transaction, the Buyer agreed to pay to the Company an aggregate purchase price of $4,137,335, consisting of (i) the assumption of $1,597,000 in certain promissory note obligations of the Company and FSI, including certain convertible promissory notes issued to John Sloan (“Sloan”) and a promissory note in favor of David Mathews (“Mathews”), as further described below, and (ii) cash in the amount of $2,540,335.

Also as of Closing Date, pursuant to the Agreement, the Company and the Buyer entered into a Transition Agreement (the “Transition Agreement”) whereby the Company agreed to provide certain services related to the continuing operation of FSI, TGIS and TGEI for a period of sixty (60) days, which by written notice of the Buyer may be extended for an additional thirty (30) days thereafter. As consideration for these services be rendered pursuant to the Transition Agreement, on the Closing Date the Buyer pre-paid the sum of $150,000 to the Company.

In conjunction and concurrent with the closing of the Transaction, the Company entered into and closed two (2) other agreements, as follows: (i) a Redemption Agreement with Sloan whereby Sloan surrendered conversion rights under two (2) Convertible Promissory Notes issued by the Company to Sloan, both dated February 3, 2013, in the original principal amounts of $493,506and $100,000, respectively, (the “Sloan Notes”), in exchange for the Company's release of Sloan from his obligations under an employment agreement with the Company, and (ii) a Stock Redemption Agreement with Mathews, an officer of certain of the Company's subsidiaries and the Company's former Chief Executive Officer, whereby the Company redeemed certain capital stock in the Company, in amounts consisting of 15,667,806 shares of Common Stock and 966,666 shares of Series A Convertible Preferred Stock, in exchange for the Company’s issuance to Mathews of a promissory note in the amount of $1,000,000.00 (the “Mathews Note”). As a part of the Transaction, the Sloan Notes and the Mathews Note were assumed by the Buyer, and the Company has no further obligations under the Sloan Notes and the Mathews Note.

In connection with the Transaction, Mathews and Sloan each resigned from all employee and official or appointed positions with the Company and its subsidiaries and affiliates, including but limited to Fishbone Solutions, Inc. and Texas Gulf Industrial Services, Inc.

Following the closing of the Transaction, on November 25, 2013 the Company entered into and closed (i) a Stock Redemption Agreement with Karim Ayed, the Company's Chairman of the Board, whereby the Company redeemed 966,667 shares of Series A Convertible Preferred Stock in exchange for cash in the amount of $1,000,000and (ii) a Stock Redemption Agreement with Mohamed Noureddine Ayed, the Company's former Chairman of the Board, whereby the Company redeemed 966,667 shares of Series A Convertible Preferred Stock in exchange for cash in the amount of $1,000,000. As a result of the redemptions of the Series A Convertible Preferred Stock previously owned by Mathews, Karim Ayed and Mohamed Noureddine Ayed, all previously issued and outstanding shares of the Series A Convertible Preferred Stock have been redeemed and retired.

FISCAL YEAR ENDED DECEMBER 31, 2013 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2012.

Revenues .. Consolidated revenues were $9,503,019 in 2013, down from consolidated revenues of $26,814,839 in 2012. The decrease in consolidated revenues was a result the lack of available visas and the resulting decrease in headcount related to the divestiture of the subsidiaries.

Cost of Sales. During fiscal year ended December 31, 2013, we incurred Cost of Sales of $7,770,184 compared to $20,626,859 incurred during the fiscal year ended December 31, 2012. A substantial portion of this decrease was related to decreased business activity related to International Plant Services.

Gross Profits .. Consolidated gross profit decreased from $6,187,980 in 2012 to $1,732,835 in 2013. The decrease is related to the decline in the overall business and lower rates on the services provided due to worsening mix associated with the lack of foreign workers. The gross margin was 18% in 2013 down from 23% in 2012.

General/Administrative .. During fiscal year ended December 31, 2013, we incurred General and Administrative expenses of $5,867,272 compared to $7,616,826 incurred during the fiscal year ended December 31, 2012 (General and administrative expenses include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.) The decrease was primarily due to legal representation expenses and reduction of staff. SG&A expense as a percentage of revenue in 2013 were 62% and 28% in 2012.

Interest Expense .. Net interest expense was $211,741 in 2013 and $166,746 in 2012. The increase in net interest expense in 2013 was due to an increase of amortization of debt costs associated with factoring our receivables.

Other Income .. Other income in 2013 and 2012 was $221,223 and $44,699, respectively. Approximately $398, 000 of the other income in 2012 is the gain on the sale of ninety-one percent (91%) of the stock of our subsidiary, Texas Gulf Oil and Gas, Inc.

Taxes. The effective tax rates for the fiscal years ended December 31, 2013 and December 31, 2012 was thirty-four percent (34%) each respective year. The effective negative tax rate was due to a net operating loss in that was carried back to prior tax years.

Income. Our net loss for the fiscal year ended December 31, 2013 was $289,334 compared to a net loss of $343,492 during the fiscal year ended December 31, 2012. This increase in net income is primarily a result of litigation expenses related to the disclosures in Item 3. The Company did experience a decrease in salaries and wages related to the reduction of staff during 2013.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in 2013 was cash on hand at the beginning of the year, cash generated from operations and the divestiture of two operating segments. Cash on hand at December 31, 2013 totaled $339,685.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•	Redemption of Preferred Stock from majority shareholders
•	Changes in working capital Contract terms that determine the timing of billings to customers and the collection of those billings
•	Time and material contracts are normally billed in arrears. (Therefore, we are routinely required to carry these costs until they can be billed and collected)
•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.
•	Capital expenditures

Other factors that may impact both short and long-term liquidity include, but are not limited to:

•	Acquisitions and divestitures of new and existing businesses
•	Strategic investments in new operations
•	Purchases of shares under our stock buyback program
•	Litigation expenses or judgments against the Company Contract disputes or collection issues resulting from the failure of a significant customer

In the future we may elect to raise additional capital by issuing common or preferred stock, convertible notes, term debt or future revolving credit facilities as necessary to fund our operations or to fund the acquisition of other businesses. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Assets. As of the fiscal year ended December 31, 2013, our total assets were $3,901,334 and our total liabilities were $2,943,785. As of the fiscal year ended December 31, 2013, total assets were comprised of $339,685 in cash and cash equivalents, $2,245,358 in trade accounts receivable, $329,686 of prepaid expenses, $370,216 of property and equipment, net of depreciation, $257,437 in other assets and $358,952 in deferred tax assets. As of the fiscal year ended December 31, 2013, total liabilities were comprised of $917,351 in trade accounts payable, $171,945 of accrued expenses, an aggregate of $25,657 due to related parties, $714,959 on lines of credit, $393,604 in notes payable, $585,971 for convertible debt, and $0 in deferred tax liabilities, and $134,298 in federal tax payable. As of the end of the fiscal year ended December 31, 2012, our total assets were $10,457,629 and our total liabilities were $7,194,104. As of the fiscal year ended December 31, 2012, total assets were comprised of a $394,306 in cash and cash equivalents, $6,506,920 in trade accounts receivable, $762,211 of prepaid expenses, $290,224 in federal income tax receivable, $1,431,741 of property and equipment, net of depreciation and $130,000 in deferred tax assets. As of the fiscal year ended December 31, 2012, total liabilities were comprised of a $1,292,686 in trade accounts payable, $1,353,044 of accrued expenses, an aggregate of $204,561 due to related parties, $2,623,552 on lines of credit, $233,135 in notes payable, $1,283,126 for convertible debt, $29,000 in deferred tax liabilities, and $175,000 federal tax payable.

Equity. Stockholders’ equity decreased from $3,263,525 for the fiscal year ended December 31, 2012 to $957,549 for the fiscal year ended December 31, 2013, a difference of $2,305,976.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities; and we did not have positive net income for the fiscal year ended December 31, 2013. For the fiscal year ended December 31, 2013, net cash used in operating activities was $1,249,708 consisting of decreases in accrued expenses of $1,001,060, accounts payable of $375,335, related party payable of $178,904, and federal income taxes receivable of $0. This is offset by increases from accounts receivable of $3,179,353, prepaid and other assets of $240,512. For the fiscal year ended December 31, 2012, net cash used in operating activities was $3,105,733. Major components of cash flows from operating activities are as follows:

Cash Flows Provided by Operating Activities

(In thousands)

Net loss	$(289)
Non-cash expenses	(317)
Deferred income tax	-
Cash effect of changes in operating assets and liabilities	1,856
Cash flows provided by operating activities	$1,250

The cash effect of significant changes in operating assets and liabilities include the following:

•	Accounts receivable decreased $3.2 million. The accounts receivable balance fluctuates from period to period based on many factors including, but not limited to, the volume of business and the rate of collections. We consider the $3.2 million decrease in accounts receivable to be an abnormal fluctuation caused by the divestiture of two business segments and the decreased activity in the Company’s IPS segment.
•	Accounts payable increased by $0.4 million due to the decrease in business activity.

CASH FLOWS FROM INVESTING ACTIVITIES

We have cash received from investing activities during the fiscal year ended December 31, 2013 of $2,443,794 consisting primarily of proceeds from the disposal of business compared to cash used in investing activities of $1,178,953 as of the fiscal year ended December 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have historically financed our operations primarily from the issuance of debt. For the fiscal year ended December 31, 2013, cash flows used in financing activities is $3,748,123. This amount consists of $2,000,000 cash used in the repurchase of Series A convertible preferred shares, cash used of $1,908,593 for repayment of lines of credit, net, and $160,470 proceeds from loans, net. In the fiscal year ended December 31, 2012 we had cash flow from financing activities of $1,931,112 which was from lines of credit, net for $2,234,553 off-set by the for repayment of loans of $303,441.

Our working capital requirements are expected to increase in line with the growth of our business. We currently anticipate that working capital requirements may not be satisfied without the addition of financing based on our future growth prospects.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are not expected to be adequate to fund our operations over the next twelve (12) months. We are currently negotiating lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to funding working capital. We intend to finance these expenses with further debt availability. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

During 2012, The Company entered into an agreement to acquire all the equity of Fishbone Solutions, Inc. As a result of this transaction the Company issued a debt instrument of $1,283,126. The company fully expects the holders of this note to convert this into equity at the earliest opportunity. The note contains provisions limiting the conversion rights to 4.99% of ownership. As of December 31, 2013, $597,000 of the convertible debt has been assumed by the buyer in relation to the disposition described in Note 10. In addition as of year end, $103,649 was converted into common shares at $0.12 per share by a holder. As of December 31, 2013, the convertible debt balance is $585,971.

PURCHASE OF SIGNIFICANT EQUIPMENT

With the exception of small tools and equipment, we do not intend to purchase any significant equipment during the next twelve (12) months.

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

Contractual obligations at December 31, 2013 are summarized below:

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

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.
•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.
•	It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

(In thousands, except percentages and per share data)

	Year Ended
	December 31, 2013	December 31, 2012 (restated)
Net income (loss)	$(289)	$(343)
Interest expense	212	167
Provision (benefit) for income taxes	(1,174)	(140)
Depreciation and amortization	588	521
EBITDA	$(663)	$205

Outlook

We have seen improvement in Construction Services in 2013 and believe that growing in this market continues to be in the best interest of the Company. Apart from the limited construction opportunities in portions of our Downstream Petroleum market, we believe that the overall outlook for our core markets is positive. However our reliance on foreign temporary workers as a primary revenue driver needs to change. We have also experienced a slow down in the payment of accounts receivable and revenue generation, thus we raise concerns about our ability to continue as a going concern without additional investment or borrowings which may not be available.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 . Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the Commission, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions and decisions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)        Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures (1) that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will appear in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, and the information therein is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will appear in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, and the information therein is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

 The information required by this Item will appear in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, and the information therein is incorporated herein by reference.

Item13. Certain Relationships and Related Transactions and Director Independence.

 The information required by this Item will appear in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, and the information therein is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for audit services provided by LBB & Associates Ltd., LLP and other services provided by LBB & Associates Ltd., LLP and Hammack CPAs for the fiscal years 2013 and 2012. The Company does not have an Audit Committee. The Company’s Board approved all audit related fees.

	Year Ended
	12/31/13	12/31/12
Audit Fees (a)	$156,036	$102,215
Audit Related Fees (b)	$190,892	$96,680
Tax Fees (c)	$51,079	$29,322
Total Fees	$398,007	$228,217

(a)	Audit fees consist of fees for the audit of our Company's financial statements included in our Company's annual report and review of financial statements included in our Company's quarterly reports.
(b)	Audit-related fees include audit and diligence of our Company's accounting and financial reports, including consulting fees regarding Company acquisitions and divestitures and the mid-year review due to the need for a restatement.
(c )	Tax fees consist of fees for the preparation of federal and state income tax returns.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

(b)     Exhibits

Exhibit No.	Description	Location
2.1	Share Exchange Agreement between the Company, International Plant Services, L.L.C. and the Equity Holders of International Plant Services, LLC dated December 30, 2011.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

2.2	Amendment No. 1 to Share Exchange Agreement between the Company, International Plant Services, L.L.C. and the Equity Holders of International Plant Services, LLC dated December 31, 2011.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2012.

2.3	Share Exchange Agreement between the Company, Texas Gulf Oil & Gas, Inc. and the Equity Holders of Texas Gulf Oil & Gas, Inc. dated January 27, 2012.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

2.4	Purchase Agreement between the Company and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

2.5	Purchase, Sale and Share Exchange Agreement between the Company, Fishbone Solutions, Ltd. and the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

2.6	Share Exchange Agreement dated August 31, 2012, by and among Texas Gulf Energy, Incorporated, Texas Gulf Oil & Gas, Inc. and Corporate Strategies, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2012.

2.7	Agreement Regarding Redemption of Membership Interest in CS Bankers V, LLC and 100% of the Stock of Texas Gulf Fabricators, Inc., dated December 28, 2012, by and among Texas Gulf Energy, Incorporated, Texas Gulf Fabricators, Inc., CS Bankers V, LLC and Eagle Real Estate Holding, LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2013.

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 21, 2008, as subsequently amended.

3.3	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2009.	Incorporated by reference to Schedule 14C Definitive Information Statement filed with the SEC on September 18, 2009.

3.4	Certificate of Amendment to the Certificate of Incorporation filed with the Nevada Secretary of State on October 8, 2010.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010.

3.5	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.6	Certificate of Designation of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.7	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on March 29, 2010.	Incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-Kfiled with the SEC on May 17, 2010 as subsequently amended.

3.8	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 4, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2011.

3.9	Certificate of Amendment of Certificate of Designations of the Series A Convertible Preferred Stock dated November 22, 2011.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2011.

3.10	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 9, 2012.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.

3.11	Certificate of Correction filed with the Nevada Secretary of State on February 3, 2012.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012.

10.1	Convertible Promissory Note issued by the Company in favor of Karim Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.2	Convertible Promissory Note issued by the Company in favor of Mohamed Noreddine Ayed dated December 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.3	Employment Agreement between the Company and Craig Crawford dated January 1, 2012.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.4	Employment Agreement between the Company and David Mathews dated January 1, 2012.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2011.

10.5	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Timothy J. Connolly dated January 27, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

10.6	Employment Agreement between Texas Gulf Oil & Gas, Inc. and Damon Wagley dated January 27, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012.

10.7	Convertible Promissory Note issued by the Company in favor of the Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

10.8	Convertible Promissory Note issued by the Company in favor of Equity Holders of Fishbone Solutions, Ltd. dated February 3, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012.

10.9	Asset Purchase Agreement, dated November 22, 2013, by and among Texas Gulf Energy, Incorporated, Fishbone Solutions, Inc., Texas Gulf Industrial Services, Inc., and TGE Industrial Services, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2013.

10.10	Transition Agreement, dated November 22, 2013, by and between Texas Gulf Energy, Incorporated and TGE Industrial Services, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2013.

10.11	Redemption Agreement, dated November 22, 2013, by and between Texas Gulf Energy, Incorporated and John Sloan.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2013.

10.12	Stock Redemption Agreement, dated November 22, 2013, by and between Texas Gulf Energy, Incorporated and David Mathews.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2013.

10.13	Stock Redemption Agreement, dated November 25, 2013, by and between Texas Gulf Energy, Incorporated and Karim Ayed.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2013.

10.14	Stock Redemption Agreement, dated November 25, 2013, by and between Texas Gulf Energy, Incorporated and Mohamed Noureddine Ayed.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2013.

21	List of Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on From 10-K filed with the SEC on April 16, 2013

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.	Provided herewith

SIGNATURES

In accordance the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS GULF ENERGY, INCORPORATED

Date: April 14, 2014

	By:	/s/ Craig Crawford
Craig Crawford
Chief Executive Officer & Principal Executive Officer

/s/ John Haney
John Haney
Chief Financial Officer & Principal Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2014.

Signatures	Title	Date

/s/ Craig Crawford	Board Chairperson, Director	April 14, 2014
Craig Crawford

/s/ Karim Ayed	Director	April 14, 2014
Karim Ayed

Texas Gulf Energy, Inc.

Consolidated Financial Statements

December 31, 2013 and 2012

Texas Gulf Energy, Inc .

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Texas Gulf Energy, Inc.

La Porte, Texas

We have audited the accompanying consolidated balance sheets of Texas Gulf Energy, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Gulf Energy, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1, the accompanying consolidated financial statements for 2012 have been restated.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 11, 2014

Texas Gulf Energy, Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012 (restated)
ASSETS
Current assets
Cash and cash equivalents	$339,685	$394,306
Accounts receivable, net	2,245,358	6,506,920
Federal income taxes receivable	-	290,224
Deferred federal income tax - current	313,841	130,000
Prepaid expenses and other current assets	329,686	762,211
Total current assets	3,228,570	8,083,661

Property and equipment, net	370,216	1,431,741
Other assets	257,437	942,227
Deferred federal income tax – non current	45,111	-

TOTAL ASSETS	$3,901,334	$10,457,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$917,351	$1,292,686
Accrued liabilities	171,945	1,353,044
Due to related parties, net	25,657	204,561
Federal income tax payable	134,298	175,000
Lines of credit	714,959	2,623,552
Notes payable	393,604	233,135
Total current liabilities	2,357,814	5,881,978

Convertible debt	585,971	1,283,126
Deferred federal income tax	-	29,000
Total liabilities	2,943,785	7,194,104

Commitments and contingencies

Stockholders’ equity
Common stock, $.00001 par value per share; 500,000,000 authorized; 50,977,165 and 49,300,156 shares issued and outstanding as of December 31, 2013 and 2012, respectively	510	493
Preferred stock - par value of $.00001; 100,000,000 shares authorized; Series A convertible preferred stock 0 and 2,900,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	-	29
Series B convertible preferred stock 10,000,000 shares issued and outstanding	100	100
Additional paid in capital	1,204,559	3,221,189
Retained earnings (deficit)	(247,620)	41,714
Total stockholders’ equity	957,549	3,263,525
TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$3,901,334	$10,457,629

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Consolidated Statements of Operations

Years ended December 31, 2013 and 2012

	2013	2012 (restated)

Revenues	$9,503,019	$26,814,839

Cost of revenues	7,770,184	20,626,859

Gross profit	1,732,835	6,187,980

General and administrative expenses	5,867,272	7,616,826

Loss from operations	(4,134, 437)	(1,428,846)

Other income (expense)
Interest expense, net	(211,741)	(166,746)
Gain on sale of subsidiaries	-	398,000
Other income	221,223	44,699
Total other income (expense)	9,482	275,953

Loss from continuing operations before taxes	(4,124,955)	(1,152,893)

Income tax benefit	1,173,990	139,821

Loss from continuing operations	(2,950,965)	(1,013,072)

Discontinued operations:
Income from discontinued operations, net of tax	1,263,821	669,580
Gain on sale of discontinued operations, net of tax	1,397,810	-
Income from discontinued operations	2,661,631	669,580

Net loss	$(289,334)	$(343,492)

Earnings (Loss) per share – basic and diluted
Loss per share from continuing operations	$(0.05)	$(0.02)
Earnings per share from discontinued operations	$0.05	$0.01
Net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic	53,697,101	47,631,545
Diluted	53,697,101	47,631,545

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2013 and 2012

	Common Stock		Series A Preferred		Series B preferred		Additional paid in	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(Deficit)	Total

Balance, December 31, 2011	39,307,554	$393	2,900,000	$29	10,000,000	$100	$2,905,825	$385,206	$3,291,553

Stock grants, Restricted	11,892,602	119	-	-	-	-	1,070,333	-	1,070,452

Texas Gulf Oil & Gas acquisition	4,000,000	40	-	-	-	-	399,960	-	400,000

Texas Gulf Oil & Gas sale	(6,000,000)	(60)	-	-	-	-	(1,171,928)	-	(1,171,988)

Stock based compensation	100,000	1	-	-	-	-	16,999	-	17,000

Net loss (restated)	-	-	-	-	-	-	-	(343,492)	(343,492)

Balance, December 31, 2012	49,300,156	493	2,900,000	29	10,000,000	100	3,221,189	41,714	3,263,525

Stock grants, Restricted	7,857,385	79	-	-	-	-	699,591	-	699,670

Shares issued for accounts payable	2,965,871	29	-	-	-	-	177,923	-	177,952

Redemption of Series A convertible preferred stock	-	-	(1,933,334)	(19)	-	-	(1,999,981)	-	(2,000,000)

Redemption of Series A convertible preferred and common stock	(10,009,987)	(100)	(966,666)	(10)	-	-	(999,890)	-	(1,000,000)

Shares issued for note payable conversion	863,740	9	-	-	-	-	105,727	-	105,736

Net loss	-	-	-	-	-	-	-	(289,334)	(289,334)

Balance, December 31, 2013	50,977,165	510	-	-	10,000,000	100	1,204,559	(247,620)	957,549

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2013 and 2012

	2013	2012 (restated)
Cash flows from operating activities
Loss from continuing operations	$(2,950,965)	$(1,013,072)
Income from discontinued operations	2,661,631	669,580
Net loss	(289,334)	(343,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	588,003	520,944
Bad debt expense	500,282	-
Loss on disposal of fixed assets	12,845	-
Gain on sale of assets	(2,117,894)	(43,192)
Gain on sale of business	-	(398,000)
Stock based compensation	699,670	1,087,452
Changes in working capital accounts:
Accounts receivables	3,179,353	(1,485,987)
Federal income taxes receivable	-	(570,224)
Change in prepaid expenses and other current assets	240,512	15,695
Deferred tax asset	(228,952)	-
Accounts payable	(375,335)	1,080,872
Accrued liabilities	(1,001,060)	(1,693,327)
Due to related parties	(178,904)	(1,276,474)
Deferred income tax	220,522	-
Net cash provided by (used in) operating activities	1,249,708	(3,105,733)

Cash flows from investing activities
Purchase of property and equipment	(96,541)	(1,033,660)
Acquisition of Fishbone, net	-	(421,188)
Acquisition of TGOG, net	-	50,166
Disposal of business	2,540,335	135,345
Proceeds from sale of assets	-	90,384
Net cash provided by (used in) investing activities	2,443,794	(1,178,953)

Cash flows from financing activities
Proceeds (repayments) of loans, net	160,470	(303,441)
Proceeds from lines of credit, net	(1,908,593)	2,234,553
Redemption of Series A convertible preferred stock	(2,000,000)	-
Net cash provided by (used in) financing activities	(3,748,123)	1,931,112

Net change in cash and cash equivalents	(54,621)	(2,353,574)

Cash and cash equivalents:
Beginning	394,306	2,747,880
Ending	$339,685	$394,306

Supplemental disclosures of cash flow information
Cash payments (receipts) for:
Interest expense	$211,741	$181,883
Federal income tax	$(1,173,990)	$494,414
Non-cash transactions:
Issuance of note payable for preferred and common stock redemption	$1,000,000	$-
Conversion of note payable and accrued interest to common stock	$105,736	$-
Issuance of common stock shares for payment of payables	$177,952	$-

The accompanying notes are an integral part of these consolidated financial statements

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Texas Gulf Energy, Incorporated (“Company”) has restated its consolidated financial statements for the year ended December 31, 2012 to correct its accounting for errors that occurred during this reporting period. This restatement is necessary due to material weaknesses in the Company’s internal controls that resulted in accounting errors that occurred when the Company failed to reconcile certain accounts. An account analysis was not adequately performed and not properly verified and there was an insufficient review by supervisory personnel during the accounting closing process. The effected accounts were “Prepaid Expenses - Credit Cards,” “Accrued Revenue,” “Advance to Global NuTech, Inc.,” and “Accrued Expenses.” As part of the restatement process resulting from our review of such errors, we assessed which items should be corrected in our previously issued financial statements. The aggregate adjustments in our financial statements decreased net income by $472,409 for the year ended December 31, 2012. Additionally, total assets and total liabilities decreased by $609,786 and $137,377 respectively.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries International Plant Services, L.L.C., NuTech Energy, Inc., and Texas Gulf Specialty Services, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

On November 22, 2013, the Company closed a transaction involving an Asset Purchase Agreement by and among the Company and three of its subsidiaries, Fishbone Solutions, Inc. (“FSI”), Texas Gulf Industrial Services, Inc (“TGIS”), and TGE Electrical and Instrumentation (“TGEI”). Pursuant to the terms of the Agreement, the Company sold substantially all of the assets of FSI, TGIS and TGEI, operating divisions of the Company as described in Note 10.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $247,620 as of December 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

December 31, 2013 and 2012

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

The Company determines the allowance based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Normal contract retainers are not typically used by the Company. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted delinquent, receivables are written off. Management has determined that the allowance for doubtful accounts as of December 31, 2013 and 2012 is $692,664 and $388,227, respectively. Bad debt expense for the years ended December 31, 2013 and 2012 is $500,282 and $-, respectively.

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

December 31, 2013 and 2012

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

Advertising Charges – The Company charges advertising costs to expense as incurred. Advertising costs amounted to $56,802 and $73,517 for the years ended December 31, 2013 and 2012, respectively, and are included with general and administrative expenses in the accompanying financial statements.

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

Reclassifications

Certain amounts previously reported in our annual report on Form 10-K for the year ended December 31, 2012 has been reclassified to conform to the 2013 presentation. These reclassifications have no impact on net income.

Recent Pronouncements - The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 2 – Property and Equipment, net

Property and equipment consist of the following at December 31, 2013 and 2012:

	2013	2012

Furniture and fixtures	$31,989	$33,729
Software	461,406	1,651,937
Computers and equipment	81,879	79,971
Vehicles	-	33,502
Machinery and equipment	33,541	145,378
Leasehold improvements	268,198	244,358

Total property and equipment	877,013	2,188,875
Less: accumulated depreciation	(506,797)	(757,134)
Total property and equipment, net	$370,216	$1,431,741

Depreciation for the year ended December 31, 2013 and 2012 amounted to $588,003 and $520,944 respectively, and is included with administrative and general expenses in the accompanying financial statements.

NOTE 3 – Goodwill

At December 31, 2013 and 2012, goodwill totaled $0 and $862,889, respectively. The increase in goodwill during 2012 is attributable to the acquisition of Fishbone Solutions LTD (as described in Note 9). The excess purchase price over the value of the net tangible assets of Fishbone Solutions LTD was recorded to goodwill. The goodwill has been written off as of December 31, 2013 in relation to the discontinued operations as described in Note 10.

NOTE 4 – Convertible Notes and Notes Payable

Fishbone Notes

On February 3, 2012 the Company issued convertible notes totaling $1,283,126 and promissory notes totaling $216,874 associated with the purchase of Fishbone Solutions, Inc. (“Fishbone”), for an aggregate amount of $1,500,000, promissory notes (also referred to herein as the “Notes”), together with interest thereon at the rate of .19% per annum, the principal and accrued interest thereon being convertible into shares of our common stock, par value $0.00001 per share (“Common Stock”), at $0.12 per share, with the issue and registration of such restricted Common Stock being subject to Rule 144 of the Securities Act of 1933 and any other pertinent rules of law regarding restricted securities.

Such equity-holders will be limited to selling stock converted from the Notes as follows:

(a)	zero percent (0%) until the one year anniversary; (February 3, 2013)

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Notwithstanding, the equity-holders must commence any conversion process of any remaining balance on the Notes no later than the third year anniversary (February 3, 2015). The Notes may also become due and subject to rights of conversion in the event of a liquidation event or change of control. During the year, convertible note amounts of $597,000 was assumed by the buyer in relation to the discontinued operations as described in Note 10 and $103,649 principal and accrued interest of $2,087 was converted into common shares at $0.12 per share by the holder. As of December 31, 2013, the convertible note balance was $585,971.

Notes Payable

The Company assumed a loan with a financial institution of $114,047 that was paid off during 2012.

The Company assumed a loan due to a former shareholder of Fishbone that matures in June 2013. The amount assumed was $422,529 and is guaranteed by Fishbone and has a 4.58% interest annum (10% annum upon default). The balance outstanding at December 31, 2013 is $34,308.

On November 22, 2013, the Company entered into an agreement with Dave Matthew’s, the Company's former Chief Executive Officer, whereby the Company redeemed and retired certain capital stock in the Company, in amounts consisting of 15,667,806 shares of Common Stock and 966,666 shares of Series A Convertible Preferred Stock, in exchange for the Company’s issuance to Mathews of a Promissory Note in the amount of $1,000,000, which was assumed by the buyer in the relations to the disposition as described in Note 10.

On January 1, 2012, pursuant to a 3 year consulting agreement terminated by the consultant, the consultant is entitled to compensation of $12,000 per month for the remainder of the term of the agreement from January 1, 2014 through December 31, 2014, for total of $144,000. As a result the Company has recorded a note payable for $144,000 as of December 31, 2013.

NOTE 5 - Lines of Credit

On February 29, 2012, the Company entered into a $3 million receivables purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 14.30% and 10% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $182,075 at December 31, 2013 and $2,817,925 was available at December 31, 2013. This agreement can be terminated at any time by the Company.

On September 14, 2012, the Company entered into a $1 million receivable purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 10% and 14.30% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $56,883 and $943,117 was available at December 31, 2013. This agreement can be terminated at any time by the Company.

On September 18, 2013, the Company entered into a $1.5 million receivable purchase agreement with merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 10% and 14.30% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement was $476,001 and $1,023,999 was available at December 31, 2013. This agreement can be terminated at any time by the Company.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 6 - Stock Based Compensation

The stock based compensation cost that has been charged against income by the Company was $699,670 and $1,087,452 for the years ended December 31, 2013 and 2012, respectively, for common stock awarded by the Company. In 2012 the Company entered into employment agreements with the chief executive officer, chief financial officer, and other key employees and granted 28,477,806 restricted shares vesting over 36 months. The fair value of the common stock on the date of grant was $0.09 per share or $2,563,002.

During 2013, the Company issued 7,857,385 common shares per the vesting of the 28,477,806 restricted shares vesting over 36 months to the chief executive officer, chief financial officer, and other key employees for total stock compensation expense of $699,670. On November 22, 2013, the Company, for a $1,000,000 note payable redeemed and retired 10,009,987 common shares vested and issued to David Matthews the Company’s former CEO, the remaining 5,657,819 common shares owed and not yet vested have been canceled.

As of year end there remains 3,070,000 unvested commons shares and stock compensation expense of $276,300 to be recorded.

NOTE 7 - Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the year ended December 31, 2013 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the year ended December 31, 2013 in the form of 10,000,000 series B preferred stock convertible at $0.17 per share into 58,823,529 common shares and a convertible note of $585,971 convertible at $0.12 per share into 4,883,092 common shares outstanding that could have a dilutive effect on loss per share. However in periods where losses are reported, the weighted-average number of shares outstanding excludes equivalents, because their inclusion would be anti-dilutive.

NOTE 8 – Segment Information

The Company has two reportable segments, Texas Gulf Specialty Services and International Plant Services, LLC as of December 31, 2013. The sale of all of the assets of Texas Gulf Energy Industrial Services and Fishbone Solutions, Inc. account for the reduction in our operating segments.

Texas Gulf Specialty Services

Texas Gulf Specialty Services provides specialty construction services to a wide range of industry and energy sector clients. These services are provided for projects of varying complexities, schedule durations and budgets.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Segment revenue is as follows: (in $000’s)

Year ended December 31, 2013:

	Texas Gulf Specialty Services	International Plant Services	Corporate	Totals
Revenues	$326	$8,990	$187	$9,503
Income (loss) from continuing operations	$5	$826	$(3,782)	$(2,951)
Total Assets	$169	$6,128	$(2,396)	$3,901

Year ended December 31, 2012 (restated)

	Texas Gulf Oil & Gas	International Plant Services	Corporate	Totals
Revenues	$29	$23,887	$2,899	$26,815
Income (loss) from continuing operations	$(271)	$3,081	$(3,823)	$(1,013)
Total Assets	$-	$7,426	$3,031	$10,457

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 10 – Dispositions

On November 22, 2013 (the “ Closing Date ”), Texas Gulf Energy, Incorporated, a Nevada corporation (the “ Company ”), closed a transaction (the “ Transaction ”) involving an Asset Purchase Agreement dated the Closing Date (the “ Agreement ”) by and among the Company andtwo of its subsidiaries, Fishbone Solutions, Inc., a Texas corporation (“ FSI ”), and Texas Gulf Industrial Services, Inc,, a Texas corporation (“ TGIS ”), and TGE Industrial Services, LLC (“TGEI”), a Texas limited liability company (the “ Buyer ”). Pursuant to the terms of the Agreement, the Company sold substantially all of the assets of FSI, TGIS and TGEI, operating divisions of the Company, to the Buyer. As consideration for the transaction, the Buyer agreed to pay to the Company an aggregate purchase price of $4,137,335, consisting of (i) the assumption of certain promissory note obligations of the Company, which consist of a certain convertible promissory notes issued to John Sloan (“Sloan ”) of $597,000 and a promissory note in favor of David Mathews (“ Mathews ”) of $1,000,000 and (ii) cash in the amount of $2,540,335. The transaction resulted in discontinued operations classification and presentation. Also as of Closing Date, pursuant to the Agreement, the Company and the Buyer entered into a Transition Agreement (the “Transition Agreement”) whereby the Company agreed to provide certain services related to the continuing operation of FSI, TGIS and TGEI for a period of sixty (60) days, which by written notice of the Buyer may be extended for an additional thirty (30) days thereafter. As consideration for these services rendered pursuant to the Transition Agreement, on the Closing Date the Buyer pre-paid the sum of $150,000 to the Company.

Aggregate purchase price	$4,137,335

Reportable segment assets	Carrying value of assets disposed
Fishbone Solutions, Inc.
Machinery and Equipment	(503,930)
Goodwill	(862,889)
Texas Gulf Industrial Services, Inc.
Machinery and Equipment	(48,280)
Other Assets	(587,454)
TGE Industrial Services, LLC
Other Assets	(16,888)
Total	(2,019,441)
Gain on disposal	$2,117,894

	December 31, 2013	December 31, 2012 (restated)
Discontinued operations:
Net Revenues	15,580,779	9,228,996
Income from discontinued operations, net of tax	1,263,821	669,580
Gain on sale of discontinued operations, net of tax	1,397,810	-
Income from discontinued operations	2,661,631	669,580

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, LLC (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by fifty-five (55) Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The United States District Court remanded the ACAIN case to the 113 th District Court on September 15, 2012. Subsequently, Judge Patricia J. Kerrigan, 113 th District Court, State of Texas, dismissed the case. While the Company continues to believe this lawsuit is without merit, the ACAIN plaintiffs have appealed the dismissal to the Texas Court of Appeals, First District. The matter is to be submitted on April 29, 2014, there will be no oral argument permitted. .

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Cause No. 2012-23084; Ardent Services, LLC vs. David D. Mathews and Larry J. Laqua.

The Company has settled all matters related to the Company in the Ardent matter and will not continue providing the defense of its employees, Mr. Mathews (former President and CEO of the Company) and Mr. Laqua (Vice President of a Company business unit), in a matter involving their former employer, Ardent. Ardent is suing Mr. Mathews and Mr. Laqua in the 234th District Court, Harris County, Houston, Texas for breach of confidentiality and non-solicitation clauses in certain employment agreements, along with other breaches of duties allegedly owed. The Company intends to discontinue its sponsorship and no longer assist in the defense of Mr. Mathews and Mr. Laqua. The suit was initially instituted on April 20, 2012. The plaintiff is seeking relief in the form of injunctive and unspecified monetary relief. On October 24, 2013, the Company and the plaintiff entered into a Settlement Agreement whereby the plaintiff released the Company from all claims arising of this lawsuit.  In exchange therefore, the Company agreed (i) to pay plaintiff the sum of $10,000 for attorney’s fees and (ii) through December 31, 2014 to not directly or indirectly solicit any electrical and instrumentation business from 11 facilities in the State of Texas

Cause No. 4:13-cv-00505, Michael Rushing, Stephanie Rushing, Penn Rushing and Florence Rushing v. Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC, Texas Gulf Fabricators, Inc., David Mathews, Craig Crawford and Timothy Connolly, United States District Court for the Southern District.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company’s two majority owners as of December 31, 2013 maintain a 74.8% voting control of the Company. The Company utilizes corporations owed by the two majority shareholders that provide certain services to the company, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training
•	Lodging
•	Facilities
•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that would be payable to unrelated third parties and that our shareholder interests are best served by continuing to use these services provided by companies who are related parties.

Due to related parties is $25,657 and $204,561 as of December 31, 2013 and 2012, respectively, for services performed by affiliates of the Company.

The Company primarily utilizes a foreign corporation affiliated by common ownership for testing, recruiting, mobilization and training the foreign workforce for construction projects. TGE pays $1.40 per hour billed by these employees for all of these services. Amounts payable to the related party as of December 31, 2013 and 2012 were $0 and $19,689 respectively.

Costs of revenue of $96,531 and $642,708 for services provided by related parties are included in the income statements for the years ended December 31 2013 and 2012, respectively.

Amounts payable to the related party of $0 and $2,278 are included in the balances as of December 31, 2013 and 2012, respectively. Costs of revenues for these services include $0 and $1,271,440 for hotel and lodging and rent of $132,000 and $132,000 the years ended December 31, 2013 and 2012, respectively.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 13 - INCOME TAXES

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2013	December 31, 2012 (restated)
Provision (benefit) at statutory rate	$(1,402,000)	$(139,821)

Non-deductible expenses	255,000	-
Other	(26,989)
Change in valuation allowance	-	-
	$(1,173,989)	$(139,821)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are presented below:

	December 31, 2013	December 31, 2012 (restated)
Deferred tax assets:
Allowance for doubtful accounts	$314,000	$130,000
Property and equipment	45,000
Net operating loss carry forward	1,935,000	564,000
Deferred tax assets	2,294,000	694,000

Deferred tax liabilities:
Property and equipment	-	(29,000)
Deferred tax liabilities	-	(29,000)

Net deferred tax assets	2,294,000	665,000
Valuation allowance	(1,935,000)	(564,000)
	$359,000	$101,000

The Company has determined that a valuation allowance of $1,935,000 at December 31, 2013, is necessary to reduce the net deferred tax assets to the amount that will more than likely than not be realized. There was a change of $1,371,000 in the valuation allowance for 2013. As of December 31, 2013, the Company has an approximate net operating loss carry-forward of $5,690,000 which is available to offset future federal taxable income, if any, with expiration in starting in 2034.

The ability of the Company to utilize net operating loss (“NOL”) carry-forwards to reduce future federal taxable income and federal income tax is subject to various limitations under the Internal Revenue Code of 1986, as amended. The utilization of such carry-forwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company.

In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carry-forwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold. Certain NOLs acquired through various acquisitions are also subject to limitations.

There are no significant differences between the Company’s operating results for financial reporting purposes and for income tax purposes.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 14 – STOCKHOLDERS’ EQUITY

Common Stock

The total number of authorized shares of the Company’s common stock is 500,000,000 shares, $0.00001 par value per share. As of December 31, 2013 there were 50,977,165 common shares issued and outstanding.

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

On November 22, 2013, the Company entered into an agreement with Dave Matthews, the Company's former Chief Executive Officer, whereby the Company redeemed and retired certain capital stock in the Company, in amounts consisting of 15,667,806 (10,009,987 of which have been vested) shares of Common in exchange for the Company’s issuance to Mathews of a Promissory Note in the amount of $1,000,000, which was assumed by the buyer in the relations to the disposition as described in Note 10.

During 2013, a holder of $689,620 of a convertible promissory note converted $103,649 principal and accrued interest of $2,087 into 863,740 common shares at $0.12 per share by the holder.

Preferred Stock

The total number of authorized shares of the Company’s preferred stock is 100,000,000 shares, $0.00001 par value per share. The total number of designated shares of the Company’s series A preferred stock is 2,900,000. The total number of designated shares of the Company’s series B preferred stock is 10,000,000. As of December 31, 2013, there were 0 shares of series A preferred stock issued and outstanding and 10,000,000 shares of series B preferred shares issued and outstanding. Series B preferred shares are senior to the common stock of the Company. Series A preferred shares are senior to the series B preferred shares of the Company.

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

On November 22, 2013, the Company entered into an agreement with David Matthews, the Company's former Chief Executive Officer, whereby the Company redeemed and retired certain capital stock in the Company, in amounts consisting of 966,666 shares of Series A Convertible Preferred Stock, in exchange for the Company’s issuance to Mathews of a Promissory Note in the amount of $1,000,000, which was assumed by the buyer in the relations to the disposition as described in Note 10.

On November 25, 2013, the Company entered into and closed a (i) Stock Redemption Agreement with Karim Ayed, the Company's Chairman of the Board, whereby the Company redeemed and retired 966,667 shares of Series A Convertible Preferred Stock in exchange for cash in the amount of $1,000,000 and (ii) a Stock Redemption Agreement with Mohamed Noureddine Ayed, the Company's former Chairman of the Board, whereby the Company redeemed and retired 966,667 shares of Series A Convertible Preferred Stock in exchange for cash in the amount of $1,000,000.

As a result of the redemptions of the Series A Convertible Preferred Stock previously owned by Mathews, Karim Ayed and Mohamed Noureddine Ayed, all previously issued and outstanding shares of the Series A Convertible Preferred Stock have been redeemed and retired.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

2014	$132,000
2015	132,000
2016	132,000
2017	176,000
Thereafter	-
$572,000

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

During 2013, the Company issued 7,857,385 common shares per the vesting of the 28,477,806 restricted shares vesting over 36 months to the chief executive officer, chief financial officer, and other key employees for total stock compensation expense of $699,670. On November 22, 2013, the Company, for a $1,000,000 note payable redeemed and retired 10,009,987 common shares vested and issued to David Matthews the Company’s former CEO, the remaining 5,657,819 common shares owed and not yet vested have been canceled. In January, 2014 the Company agreed to cancel the employment agreement with the current chief executive officer, and released him from any claims by the Company against him. In return, the current CEO has agreed to continue serving as CEO part-time until July 31, 2014 and remains a director of the Company and is paid $1,500 per month, plus any applicable expenses. John Haney was elected Chief Financial Officer in January, 2014 as previously disclosed.

As of year end there remains 3,070,000 unvested commons shares and stock compensation expense of $276,300 to be recorded.

NOTE 16 – SIGNIFICANT CUSTOMERS AND VENDOR

Three customers represented 21%, 19% and 14% of the Company’s gross sales for the year ended December 31, 2013. Three companies represented 23%, 17% and 12% of outstanding accounts receivable at December 31, 2013. Two customers represented 15% and 14% of the Company’s gross sales and two companies represented 25% and 12% of outstanding accounts receivable for the year ended December 31, 2012.

One vendor represented 12% of the Company’s purchases for the year ended December 31, 2013. One vendor represented 15% of accounts payable due at December 31, 2013. At December 31, 2012 there were no significant vendors.

Texas Gulf Energy, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 17 – SUBSEQUENT EVENTS

During 2014, a holder of $585,971 of a convertible promissory note converted $223,349 principal and accrued interest into 1,861,240 common shares at $0.12 per share.

