Form 10-K/A
period 2012-12-31
Texas Gulf Energy Inc
filed 2014-05-02
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 4)

 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

333-149857

(Commission File Number)

TEXAS GULF ENERGY, INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	26-0338889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1602 Old Underwood Rd.
La Porte, Texas 77571
(Address of principal executive offices)

(281) 867-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001 par value
(Title of Class)

Indicate by check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 29, 2012, based upon the closing price for the registrant’s common stock on the Markets Group Inc.’s OTCQB Link, was $6,794,767.

The number of shares of the registrant’s common stock outstanding as of April 14, 2013 was 56,470,070.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This amendment to the Annual Report on Form 10-K of Texas Gulf Energy, Incorporated, for the fiscal year ended December 31, 2012, as filed on April 16, 2013 and amended to date (the “Form 10-K”), is being filed for the purpose of (i) amending Part II, Item 9A to clarify our disclosures concerning disclosure controls and procedures and internal control over financial reporting, (ii) amending our summary compensation chart to include stock awards, and (iii) including an outstanding equity awards at fiscal year-end table. This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K. The remainder of our Form 10-K is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-K or modify or update the original Form 10-K, except to reflect the revisions described above.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 to determine whether our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Pursuant to such evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management, with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria, particularly due to those circumstances described under “Changes in Internal Control Over Financial Reporting” set forth below.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption of the SEC that requires us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We did not effect any change in our internal controls over financial reporting during the period ended December 31, 2012 that materially affected, or that would reasonably be likely to affect materially, our internal control over financial reporting.

However, subsequent to December 31, 2012, changes were made to our internal controls and financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. Material weaknesses in our internal controls were identified by our management, and reported to our board of directors and auditors in May of 2013. On May 13, 2013, our board of directors concluded, after consulting with management, that our consolidated financial statements for the year ended December 31, 2012 that were initially included in our Annual Report on Form 10-K for the year then ended and the consolidated financial statements for the period ended September 30, 2012 that were included in our Quarterly Report on Form 10-Q for that quarter (collectively, the “Prior Financial Statements”) should no longer be relied upon and should be restated because of an error in the Prior Financial Statements relating to material weaknesses in our internal controls. Such material weaknesses resulted in accounting errors that occurred when we failed to properly reconcile certain accounts when we changed accounting systems in June of 2012, which resulted in a number of accounting entries that were not properly reversed. Additionally, there were related balance sheet accounts that were not properly verified. We have implemented new processes regarding the reconciliation, review and reporting of the accounts on a monthly basis, but there can be no assurance that every error will be detected.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2012 and 2011 paid to our chief executive officer and our other most highly compensated executive officers as of December 31, 2012. In this report, we refer to these individuals as our named executive officers.

Summary Compensation Table

Name and Position	Year	Salary	Bonus		Stock Awards ($)		All other compensa- tion		Total
David D. Mathews Chief Executive Officer and President (1)	2012	$221,314		$50,000		$470,034	$2,100	(2)	$743,448
	2011	$70,000	$	---	$	---	$2,800		$72,800
Craig Crawford Chief Financial Officer and Chief Operating Officer	2012	$47,423		$25,000		$141,300	$132,418	(3)	$346,299
	2011	$13,215	$	---	$	---	$27,084	(3)	$40,299

(1)     Mr. Mathews resigned from all positions with us on June 20, 2013, and subsequently returned and rescinded all shares of our stock he had previously received in November 2013.

(2)     Car allowance.

(3)     Paid to Fortenberry Service, Inc., Mr. Crawford’s nominee.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2012 for each of the named executive officers.

	Option awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Mathews(1)	---	---	$	---	---	10,445,204	$1,044,520
Craig Crawford	---	---	$	---	---	3,140,000	$314,000

(1)	Mr. Mathews resigned from all positions with us on June 20, 2013, and subsequently returned and rescinded all shares of our stock he had previously received, including the shares referenced in this table, in November 2013.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits:

31.1	– Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	– Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	– Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 4 on Form 10-K/A to the registrant’s annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS GULF ENERGY, INCORPORATED

Date: May 2, 2014	By:	/s/ Rilene Burgess
Rilene Burgess
Chief Executive Officer