Form 10-K/A
period 2013-12-31
Texas Gulf Energy Inc
filed 2014-05-02
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 28, 2013, based upon the closing price for the registrant’s common stock on the Markets Group Inc.’s OTCQB Link, was $3,572,086.

The number of shares of the registrant’s common stock outstanding as of April 14, 2013 was 56,470,070.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This amendment to the Annual Report on Form 10-K of Texas Gulf Energy, Incorporated, for the fiscal year ended December 31, 2013, as filed on April 15, 2014 (the “Form 10-K”), is being filed for the purpose of amending Part III to provide the required disclosures. This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K. The remainder of our Form 10-K is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-K or modify or update the original Form 10-K, except to reflect the revisions described above.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, and their respective ages as of April 30, 2014, are as follows:

Name	Age	Position
Karim Ayed	41	Chairman of the Board
Rilene Burgess	64	President, Chief Executive Officer and Director
Joseph E. Ghantous	68	Director

The business experience of our directors is as follows:

Karim Ayed was appointed as a member of our board of directors on October 15, 2012 and was appointed Chairman of the Board on April 24, 2014. Since April 2010, Mr. Ayed has served as President and Chief Executive Officer of EAG Group, a world-wide group of companies providing industrial services. Mr. Ayed served as Vice President of International Plant Services, L.L.C., until it became our wholly-owned subsidiary in December 2011.

Rilene Burgess was appointed as our President and Chief Executive Officer and was elected as a member of our board of directors on April 24, 2014. Ms. Burgess has over three decades of experience in the Petrochemical Industrial Industry.  Ms. Burgess joined International Plant Services, L.L.C. in 2006 as Manager of Client Relations, and served in that position until 2008.  From 2009 to 2012, Ms. Burgess acted as a consultant to us and our subsidiaries, and for Repcon, Inc.’s Corporate Affairs Group.  Since January 2014, Ms. Burgess has been serving us as Vice President of Operations for International Plant Services, L.L.C.  Ms. Burgess also serves as President and General Manager of Essential Skills International, a company she founded in 2008.

Joseph E. Ghantous was elected as a member of our board of directors on April 24, 2014. Mr. Ghantous has served as a Regional Sales Manager for BBA Aviation, a provider of global aviation support services, with responsibility for all marketing activities in North Africa. Mr. Ghantous is also the founder of Aerospace Engine Management Group LLC, which provides aviation support services that are not offered by BBA Aviation.

Our non-director executive officer, and her age and position, as of April 30, 2014, is as follows:

Name	Age	Position
Maylene Guzman Santiago	36	Chief Financial Officer, Treasurer and Secretary

Maylene Guzman Santiago was appointed as our Chief Financial Officer, Treasurer and Secretary on April 24, 2014. Ms. Santiago served as Accounting Manager of International Plant Services, L.L.C. from 2006 until it became our wholly-owned subsidiary in December 2011. After the acquisition by us, Ms. Santiago became Controller for us and our subsidiaries. Ms. Santiago has been a licensed CPA in the Philippines since 1999 and in Texas since 2008. In April 2014, Ms. Santiago was designated as a Chartered Global Management Accountant.

There are no family relationships among any of our directors or executive officers.

Board of Directors and Committees

Our board of directors currently consists of three members, one of whom is considered “independent.” Mr. Ghantous would be considered an “independent director” under The NASDAQ Stock Market Rules.  Members of our board of directors are elected at the annual meetings of our stockholders and serve until the next annual meeting of our stockholders, or until a successor has been elected and qualified or their earlier death, resignation or removal. Vacancies on our board of directors by reason of an increase in the number of directors are filled by a two-third vote of the members of our board of directors.

To date, our board of directors has not established a nominating committee, a compensation committee or an audit committee, and the entire board of directors acts as each of these committees.  Our board of directors has determined that no member of the board of directors meets the criteria of an “audit committee financial expert,” as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934.

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since the date of our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to prepare and adopt such a code of ethics in 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC on a timely basis.  Such persons are required by the SEC regulations to furnish us with copies of those reports. Based solely on the reports furnished to us and our internal records, we have determined that the Section 16(a) filing requirements applicable to the following directors, officers and greater than ten percent beneficial owners were not satisfied on a timely basis: Karim Ayed, a director and beneficial owner of over ten percent of our common stock, and Mohamed Noureddine Ayed, a beneficial owner of over ten percent of our common stock, did not timely file reports of changes in ownership with the SEC relating to the redemption shares of our Series A Convertible Preferred Stock held by them on November 25, 2013. John Haney, who was appointed as our Chief Financial Officer on January 5, 2014, did not timely file his initial report of ownership with the SEC.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2013 and 2012 paid to our chief executive officer and our other most highly compensated executive officers as of December 31, 2013. In this report, we refer to these individuals as our named executive officers.

Summary Compensation Table

Name and Position	Year	Salary	Bonus		Stock Awards ($)	All other compensa- tion			Total
David D. Mathews Chief Executive Officer and President (1)	2013	$183,692	$	---	$430,865	$	---		$614,557
	2012	$221,314		$50,000	$470,034		$2,100	(2)	$743,448

Craig Crawford Chief Financial Officer and Interim Chief Executive Officer(3)	2013	$75,577	$	---	$129,525		$78,883	(4)	$283,985
	2012	$47,423		$25,000	$141,300		$132,418	(4)	$346,299

(1)     Mr. Mathews resigned from all positions with us on June 20, 2013, and subsequently returned and rescinded all shares of our stock he had previously received.

(2)     Car allowance.

(3)     Mr. Crawford became Interim Chief Executive Officer upon the resignation of Mr. Mathews.

(4)     Paid to Fortenberry Service, Inc., Mr. Crawford’s nominee.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2013 for each of the named executive officers.

	Option awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Mathews	---	---	$	---	---	---	---
Craig Crawford(1)	---	---	$	---	---	1,570,000	$141,300

(1)	Mr. Crawford was replaced as our chief executive officer, and his service with us was terminated, on April 24, 2014.

Director Compensation

Except for the compensation to which Mr. Ayed and Ms. Burgess are entitled pursuant to their service as our executive officers, neither Mr. Ayed nor Ms. Burgess receives any further compensation for service as our director. We have has no formal plan for compensating outside directors at this time.  However, with the addition of Mr. Ghantous as an outside director, we expect to compensate him, and any additional outside directors, and to reimburse them for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings.

Employment Contracts, Termination of Employment and Change in Control

We currently do not have employment agreements with any of our executive officers. We do not have any plan or arrangement that provides for payments to an executive officer at, following, or in connection with the resignation, retirement or other termination of such executive officer, or a change in control of us or a change in the responsibilities of such executive officer following a change in control.

Stock Option Grants

We did not grant any stock options to any of the named executive officers in the fiscal year ended December 31, 2013. We have never granted any stock appreciation rights.

Fiscal Year End Option Values

The named executive officers do not hold any stock options and did not exercise any stock options in the fiscal year ended December 31, 2013.

401(k) Plan

We offer a tax qualified defined contribution 401(k) Profit Sharing Plan that covers all full time employees who are not covered by a collective bargaining agreement. Our employees are eligible to participate in the plan following one year of service. We made no matching contributions to participants in 2013. Expenses relating to the 401(k) plan were approximately $3,011 for the fiscal year ended December 31, 2013.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We do not currently have any equity compensation plans (or individual compensation arrangements) under which our common stock may be issued upon the exercise of options, warrants or other rights.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of April 30, 2014 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective stockholders, directors and executive officers and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof pursuant to the exercise of options or warrants for the purchase of shares of common stock are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 56,470,070 shares of our common stock outstanding as of April 30, 2014. The address for our officers and directors is our corporate office located at 1602 Old Underwood Road, La Porte, Texas 77571.

	Common Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Percentage of Voting Power (4)
Karim Ayed	19,705,882	(1)	32.0%	5,000,000	50.0%	29.6%

Joseph E. Ghantous	--		--	--	--%	--

David D. Mathews	--		--	--	--%	--

Craig Crawford	4,710,000	(2)	8.3%	--	--	7.1%

Mohamed Noureddine Ayed	19,705,883	(3)	32.0%	5,000,000	50.0%	29.6%

All directors and executive officers, as a group (4 persons)	19,705,882		32.0%	5,000,000	50.0%	29.6%

(1)	Includes 14,705,882 shares held by Mr. Ayed directly and 5,000,000 shares issuable upon conversion of 5,000,000 shares of our Series B preferred stock held by Mr. Ayed.
(2)	All shares are held by Fortenberry Services Inc., the nominee of Mr. Crawford.
(3)	Includes 14,705,883 shares held by Mr. Ayed directly and 5,000,000 shares issuable upon conversion of 5,000,000 shares of our Series B preferred stock held by Mr. Ayed.
(4)	Based upon total votes of all outstanding shares of our capital stock. Our Series A preferred stock votes as a class with our common stock on the basis of one vote per share of Series A preferred stock.

Change in Control Transactions

We are not aware of any arrangements that may at some subsequent date result in a change in control of us.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties.

On November 25, 2013, we entered into a Stock Redemption Agreement with each of Karim Ayed, our Chairman of the Board, and Mohamed Noureddine Ayed, his father and our former Chairman of the Board. Each Stock Redemption Agreement provided for the redemption of 966,667 shares of our Series A preferred stock in exchange for a cash payment by us of $1,000,000. All of the outstanding shares of our Series A preferred stock was redeemed pursuant to the Stock Redemption Agreements, and were retired.

ITEM 14	PRINCIPAL ACCOUNT FEES AND SERVICES

For the fiscal year ended December 31, 2013, LBB & Associates Ltd., LLP billed the approximate fees set forth below:

Audit Fees

Fees for audit services totaled approximately $156,036 for the year ended December 31, 2013 and approximately $102,215 for the year ended December 31, 2012, including fees associated with the annual audit and reviews of our quarterly reports on Form 10-Q.

All Other Fees

There were no other fees, including audit-related fees or tax fees, for the year ended December 31, 2013 or for the year ended December 31, 2012.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits:

31.1	– Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	– Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	– Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS GULF ENERGY, INCORPORATED

Date: May 2, 2014	By:	/s/ Rilene Burgess
Rilene Burgess
Chief Executive Officer

