Form 10-Q
period 2014-03-31
Texas Gulf Energy Inc
filed 2014-05-19
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2014

or

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

As of May 14, 2014 there were 53,338,405 shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Gulf Energy, Incorporated

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$976,423	$3,387,403

Cost of revenues	871,829	2,779,293

Gross profit	104,594	608,110

General and administrative expense	664,905	1,075,756

Loss from operations	(560,311)	(467,646)

Other income (expense)
Interest expense, net	(4,639)	(68,223)
Other income (expense)	-	134,376
Total other income (expense)	(4,639)	66,153

Loss from continuing operations before taxes	(564,950)	(401,493)

Income tax benefit (expense)	(7,834)	139,085

Loss from continuing operations	(572,784)	(262,408)

Discontinued operations:
Income from discontinued operations, net of tax	-	537,180
Income from discontinued operations	-	537,180

Net income (loss)	$(572,784)	$274,772

Earnings (Loss) per share – basic
Loss per share from continuing operations	$(0.01)	$(0.01)
Earnings per share from discontinued operations	$(0.00)	$0.01
Net income (loss) per share	$(0.01)	$0.01

Earnings (Loss) per share - diluted
Loss per share from continuing operations	$(0.01)	$(0.00)
Earnings per share from discontinued operations	$(0.00)	$0.00
Net income (loss) per share	$(0.01)	$0.00

Weighted average shares outstanding
Basic	52,239,895	49,991,206
Diluted	52,239,895	141,627,037

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$92,671	$339,685
Accounts receivable, net	984,011	2,245,358
Deferred federal income tax - current	313,841	313,841
Prepaid expenses and other current assets	235,776	329,686
Total current assets	1,626,299	3,228,570

Property and equipment, net	321,332	370,216
Other assets	247,333	257,437
Deferred federal income tax – non current	45,111	45,111
Total assets	$2,240,075	$3,901,334

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$507,496	$917,351
Accrued liabilities	158,644	171,945
Due to related parties, net	25,657	25,657
Federal income tax payable	157,793	134,298
Lines of credit	148,690	714,959
Note payable	225,956	393,604
Total current liabilities	1,224,236	2,357,814

Convertible debt	362,622	585,971
Total liabilities	1,586,858	2,943,785

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.00001 par value per share; 500,000,000 shares authorized; 53,338,405 and 50,977,165 shares issued and outstanding as of March 31, 2014 and as of December 31, 2013, respectively	533	510
Preferred stock – par value of $.00001; 100,000,000 shares authorized;
Series B convertible preferred stock 10,000,000 shares issued and outstanding	100	100
Additional paid in capital	1,472,988	1,204,559
Accumulated deficit	(820,404)	(247,620)
Total stockholders’ equity	653,217	957,549
Total liabilities and stockholders’ equity	$2,240,075	$3,901,334

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities
Loss from continuing operations	$(572,784)	$(262,408)
Income from discontinued operations	-	537,180
Net income (loss)	(572,784)	274,772
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	50,495	160,073
Bad debt expense	-	-
Stock based compensation	45,000	186,585
Changes in working capital accounts:
Accounts receivables	1,261,347	328,541
Federal income taxes payable	23,495	135,677
Change in prepaid expenses and other assets	104,014	218,429
Accounts payable	(409,855)	(37,481)
Accrued liabilities	(13,198)	(680,497)
Due to related parties	-	(195,166)
Net cash provided by (used in) operating activities	488,514	390,933

Cash flows from investing activities
Purchase of property and equipment	(1,611)	(25,140)
Net cash provided by (used in) investing activities	(1,611)	(25,140)

Cash flows from financing activities
Repayments of loans	(167,648)	(24,000)
Proceeds (repayments) of lines of credit, net	(566,269)	(649,492)
Net cash provided by (used in) financing activities	(733,917)	(673,492)

Net change in cash and cash equivalents	(247,014)	(307,699)

Cash and cash equivalents:
Beginning	339,685	394,306
Ending	$92,671	$86,607

Supplemental disclosures of cash flow information
Cash payments (receipts) for:
Interest expense	$4,638	$85,566
Federal income tax	$-	$-

Non-cash transactions:
Conversion of note payable and accrued interest to common stock	$223,452	$-

 See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Texas Gulf Energy, Incorporated (the “Company”) and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year then ended. The Company’s business is cyclical due to the scope and timing of projects implemented by its customer base who are primarily in the energy sector. Planned maintenance projects at many of the Company’s customers’ facilities are typically scheduled in the Spring and the Fall, when the demand for energy is lower. The Company’s business can also be affected by seasonal weather conditions, including hurricanes, snowstorms, abnormally low or high temperatures or other inclement weather, which can result in reduced activities. Accordingly, results for any interim period may not necessarily be indicative of results for the fiscal year or future operating results.

Going concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $820,404 as of March 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans and or private placement of common stock.

Taxes

The statutory tax rate for the period ended March 31, 2014 was 34%. The effective tax rate was due to a net operating loss that resulted in a benefit for the period ended March 31, 2014, however the Company has recorded a 100% valuation allowance for that benefit.

Note 2 – Recently Issued Statements of Financial Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements.  The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

Note 3 – Convertible Debt

Fishbone Notes

On February 3, 2012, the Company issued two convertible promissory notes, in the aggregate principal amount of $1,283,126 (the “Notes”), to the owners of Fishbone Solutions, Ltd. (“Fishbone”), in exchange for all of the equity interests in Fishbone. On the closing date of the acquisition of Fishbone, the Company issued the Notes to the equity-holders of Fishbone, in the proportional principal amounts directed by the equity-holders. The Notes accrue interest at the rate of 0.19% per annum, and the principal and accrued interest of the Notes are payable only through the conversion of the Notes into shares of the Company’s common stock, par value $ 0.00001 per share (“Common Stock”), at $0.12 per share.

Pursuant to the terms of the Notes, the Fishbone equity-holders agreed to limit conversions and sales of the Common Stock issued by the Company upon conversion of the Notes as follows:

(a)	No conversions or sales until the one year anniversary of the issuance of the Notes (February 3, 2013);
(b)	No more than fifteen percent (15%) of the principal amount and accrued interest of each Note from the one year anniversary through the day before the two year anniversary of the issuance of the Notes (February 3, 2014);
(c)	An additional fifteen percent (15%) from the two year anniversary until the day before the three year anniversary of the issuance of the Notes; (February 3, 2015); and
(d)	The entire remaining balance of principal and accrued interest and unpaid interest becoming due, and the Notes automatically converting, on the three year anniversary of issuance of the Notes, at which time all limitations on sale by the holders of the Notes will be lifted.

The Notes may also become due and fully convertible in the event of a liquidation event or change of control of the Company. During 2013, the Company sold substantially all of the assets of Fishbone and two other subsidiaries of the Company, pursuant to which the buyer assumed $597,000 in principal amount of the Notes, and $103,649 in principal amount the Notes, plus accrued interest of $2,087, was converted into Common Stock at $0.12 per share. On February 6, 2014, the Company authorized the issuance of 1,861,240 shares of Common Stock upon the conversion of $223,349 in principal and $103 in accrued interest of the remaining Note.

The Company’s outstanding convertible debt was $362,622 as of March 31, 2014 and $585,971 as of December 31, 2013.

Note 4 - Lines of Credit

On February 29, 2012, the Company entered into a $3 million receivables purchase agreement with a merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 14.30% and 10% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement has been paid down to $0 at March 31, 2014 and $0 was available at March 31, 2014. This agreement has been terminated by the Company as a result of the disposition at note 11.

On September 18, 2013, the Company entered into a $1.5 million receivable purchase agreement with merchant bank. Under the agreement, the Company can sell all rights, title and interests in their accounts receivables for the total amount of the receivable invoices, less a discounting factor of 15% to the factoring company. The factoring company will remit a rebate to the Company of an amount between 10% and 14.30% of the receivable invoice amounts depending on how long it takes the factoring company to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If after 90 days it isn’t collected, the Company agreed to repurchase the receivables for $.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. The balance on the purchase agreement has been paid down to $0 at March 31, 2014 and $0 was available at March 31, 2014. This agreement has been terminated by the Company as a result of the disposition at note 11.

On September 14, 2012, the Company entered into an accounts receivable purchase agreement with a merchant bank, under which the Company could draw up to $1 million. This facility was renewed on March 19, 2014, with $500,000 in availability. Under the agreement, the Company can sell all rights, title and interests in its accounts receivables for the total amount of the receivable invoices, less a discount of 15% to the merchant bank. Upon collection, the merchant bank will remit a rebate to the Company in an amount between 10% and 14.30% of the receivable invoice amounts, depending on how long it takes to collect the receivable. The sooner the amount is collected, the greater the rebate received by the Company. If a receivable is not collected within 90 days, the Company must repurchase the unpaid receivable for a price of $0.90 for each $1.00 invoiced. The Company retains the right to repurchase any of its invoices at any time from the merchant bank. As of March 31, 2014, the balance due under the purchase agreement was $148,690, and $351,310 was available. This agreement can be terminated at any time by the Company.

Note 5 - Notes Payable

The Company assumed a $422,529 loan due to a former shareholder of Fishbone in 2012 that matured in June 2013. That loan was in default as of March 31, 2014. The loan has a 4.58% annual interest rate (10% per annum upon default). The balance outstanding at March 31, 2014 was $ 10,308.

The Company has financed its insurance with a loan with an annual interest rate of 4.45%. That loan had a balance of $107,648 as of March 31, 2014, which will be paid down with nine equal monthly payments of $35,883.

On January 1, 2012, the Company entered into a three year consulting agreement with a consultant. The consulting agreement provides that the consultant is entitled to compensation of $12,000 per month for the remainder of the term of the agreement, even if the agreement is terminated by the consultant under certain circumstances. The consultant terminated the agreement in December 2013, and requested payment for the remaining term of the agreement. As a result, the Company recorded a note payable of $144,000 on December 31, 2013, of which there is a balance of $108,000 as of March 31, 2014.

Note 6 - Stock Based Compensation

The Company charged stock based compensation cost against income in the amount of $45,000 and $186,585 for the three months ended March 31, 2014 and 2013, respectively, for vesting of shares of Common Stock awarded by the Company during prior year.

Note 7 – Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the three months ended March 31, 2014 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the three months ended March 31, 2014 in the form of 10,000,000 Series B Preferred Stock, convertible into 58,823,529 shares of Common Stock and a convertible note of $362,622, convertible at $0.12 per share into 3,021,850 shares of Common Stock, which could have a dilutive effect on loss per share. However, in periods where losses are reported, the weighted-average number of shares outstanding excludes equivalents, because their inclusion would be anti-dilutive.

Note 8 – Contingencies

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

International Plant Services, LLC (IPS) is a subsidiary of the Company. IPS has been sued in a matter presently pending in United States District Court, Southern District of Texas, Houston Division by fifty-five (55) Filipino workers alleging violations of RICO and other fiduciary errors. The suit was initially instituted on May 27, 2011 and removed to U.S. District Court on January 6, 2012. The plaintiff is seeking relief in the form of unspecified monetary relief. The United States District Court remanded the ACAIN case to the 113th District Court on September 15, 2012. Subsequently, Judge Patricia J. Kerrigan, 113th District Court, State of Texas, dismissed the case. While the Company continues to believe this lawsuit is without merit, the ACAIN plaintiffs have appealed the dismissal to the Texas Court of Appeals, First District. The matter was submitted on April 29, 2014 , there will be no oral argument permitted.

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

The Company has received notification that a legal action has been initiated with the Republic of the Philippines, Department of Labor and Employment, National Labor Relations Commissions by Benjamin A. Villejo against International Plant Services LLC (“IPS”), a wholly owned subsidiary of the Company, MBC Human Resources Corporation (“MBC”), a Philippines corporation, and Nida P. Sarmiento, President of MBC. The action alleges that wages and food allowances are owed to Mr. Villejo. MBC is majority owned and controlled by Noureddine Ayed and Karim Ayed, who are majority shareholders of the Company. IPS and the Company have agreements with MBC to provide the training and processing of guest workers from the Philippines and to pay MBC a fee based upon hours worked by the guest workers. The Company believes that Mr. Villejo’s claim is without merit and intends to vigorously defend IPS.

Note 9 – Related Party Transactions

The Company's two majority owners as of March 31, 2014 maintain a 74.8 % voting control of the Company. The Company utilizes corporations owned by the majority stockholders to provide certain services to the Company, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training
•	Lodging
•	Facilities
•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that the Company would pay to unrelated third parties and that the interests of the Company’s stockholders are best served by continuing to use these services provided by these companies.

As of March 31, 2014, the Company owed a balance of $25,657 to related parties for services performed by affiliates of the Company.

The Company primarily utilizes a foreign company affiliated by common ownership for testing, recruiting, mobilization and training the Company’s foreign workforce for construction projects. The Company pays $ 1.40 per hour billed by these employees for all of these services. Total charges these services for the three months ended March 31, 2014 was $1,316.

Note 10 – Significant Customers

During the three months ended March 31, 2014 the Company derived a significant amount of revenue from three customers comprising 15% , 21%, and 34% of the total revenue for the period, compared to four customers during the three months ended March 31, 2013 comprising of 13.6%, 8.6%, 8.4% and 8.2% of the total revenue for the period. One customer comprised of 20% of total accounts receivable for the three months ended March 31, 2014.

Note 11 – Dispositions

On November 22, 2013 (the “ Closing Date ”), the Company closed a disposition pursuant to an Asset Purchase Agreement dated as of the Closing Date (the “ Agreement ”), by and among the Company, two of its subsidiaries at the time, Fishbone Solutions, Inc. (“FSI”) and Texas Gulf Industrial Services, Inc. (“TGIS”), and TGE Industrial Services, LLC (the “Buyer”). Pursuant to the terms of the Agreement, the Company sold substantially all of the assets of FSI and TGIS to the Buyer.

	Three Months Ended
	March 31, 2014	March 31, 2013

Discontinued operations:
Net Revenues	$-	$3,908,709
Income from discontinued operations, net of tax	-	537,180
Gain on sale of discontinued operations, net of tax	-	-
Income from discontinued operations	$-	$537,180

Note 12 – Change in Management

On April 24, 2014, the new Board of Directors of the Company appointed Karim Ayed as Chairman of the Board, Rilene Burgess as President and Chief Executive Officer, and Maylene Guzman Santiago as Chief Financial Officer, Treasurer and Secretary. On April 24, 2014, as a result of this action by the Board of Directors, Craig Crawford, who had previously verbally tendered his resignation to the Company, was terminated as Interim Chief Executive Officer of the Company and John A. Haney was terminated as Chief Financial Officer of the Company.

Note 13 – Subsequent Events

As of April 24, 2014, the holders of greater than 50% of the outstanding voting shares of the Company executed an action by written consent of the stockholders of the Company, which action was in lieu of an annual meeting of the stockholders of the Company, electing three individuals to serve on the Board of Directors of the Company for a term expiring at the next annual meeting of the stockholders of the Company, or until their earlier death, resignation or removal. Those individuals included Karim Ayed, who was an existing member of the Board of Directors of the Company, and Rilene Burgess and Joseph E. Ghantous, who were not existing members of the Board of Directors of the Company. As a result of this action by the Company’s stockholders, the term of Craig Crawford, who had been serving as a member of the Board of Directors of the Company, expired.

On May 1, 2014, the Company entered into a $500,000 receivable purchase agreement with a merchant bank. As of May 14, 2014, there was $299,087 outstanding and $200,913 available under that facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the word “believe”, “project”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and elsewhere in this Form 10-Q. We undertake no obligations to update or revise publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

OVERVIEW

Through our two subsidiaries, International Plant Services, LLC and Texas Gulf Specialty Services, Inc., we provide specialty constructions services to a wide range of industrial and energy sector customers. We provide most of our services through International Plant Services, LLC, or IPS, which includes managing and executing major capital and turnaround projects, the provision of project management personnel, and other construction project resources, such as project planners/schedulers, engineers, welders, fitters and millwrights. A significant portion of the engineers and skilled personnel that IPS provides are foreign nationals working as guest workers pursuant to visas granted by the United States government. Our project experience includes turnarounds, retrofits, modifications to existing facilities, as well as construction of new facilities in the refinery, petrochemical, mining, and power production industries.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year 2013. For more information on our critical accounting policies, see Part II, Item 7 of that Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Our consolidated revenues were $976,423 for the three months ended March 31, 2014, a decrease of approximately $2.4 million, or approximately 71%, from consolidated revenues of approximately $3.4 million in the same period in the prior fiscal year. The decrease in consolidated revenues was primarily a result of a decrease in the personnel available to IPS due to the recent lack of availability of guest worker visas from the United States government.

Our consolidated selling, general & administrative, or SG&A, expenses were $664,905 in the three months ended March 31, 2014, compared to $1,075,756 in the same period a year earlier. The decrease of $410,851, or approximately 38%, was primarily due to decreased business volumes and fewer strategic initiatives, such as acquisitions, in 2014, resulting in lower finance and legal expenses in that period. SG&A expenses in the three months ended March 31, 2014 included non-cash compensation of $45,000, compared to $186,585 in such expenses in the same period of 2013. SG&A expenses as a percentage of revenue increased to approximately 68% for the three months ended March 31, 2014, compared to approximately 32% for the same period in the prior fiscal year.

Our consolidated net income was approximately $274,772 for the three months ended March 31, 2013, compared to a net loss of $572,784 for the three months ended March 31, 2014. The decrease in income of $847, 556 was primarily due to the loss of income generated by the operations we sold in 2013 and the decrease in revenue at IPS. Our gross profit decreased to $104,594, approximately 10% of revenue, for the three months ended March 31, 2014, compared to $608,110, or approximately 18% of revenue, in the comparable prior period.

The statutory tax rate for the period ended march 31, 2014 was 34%. The effective tax rate was due to a net operating loss that resulted in a benefit for the period ended March 31, 2014, however the Company has recorded a 100% valuation allowance for the benefit.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the three months ended March 31, 2014 were cash generated from operations, cash on hand at the beginning of the quarter and our accounts receivable line of credit. We had cash on hand as of March 31, 2014 totaling $92,671. We expect to fund our operations for the next twelve months with this cash on hand and cash generated from operations. However, there can be no assurance that we will achieve our forecasted cash flow.

Factors that routinely impact our short-term liquidity include, but are not limited to:

•	Capital expenditures;

•	Changes in levels of our working capital components;

•	Terms of our contracts regarding the timing of our billing our customers and the collection of those billings;

•	We bill some of our cost plus and fixed price contract based on milestones achieved, which may require us to incur significant expenditures prior to collections from our customers;

•	We normally bill our time and material contracts in arrears, which routinely requires us to cover the costs associated with those contracts until they can be billed and collected; and

Some of our large construction projects may require significant retentions or security in the form of letters of credit. Other factors that may impact both our short-term and long-term liquidity include:

•	Strategic investments in new operations;

•	Our inability to obtain guest worker visas for skilled workers needed for the business of IPS;

•	Costs of litigation against us and those for whom we may have to provide indemnification; and

•	Contract disputes or collection issues.

GOING CONCERN

The independent auditors' audit report accompanying our December 31, 2013 audited consolidated financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Outlook

We saw improvement in our construction services business in 2013, and believe that growth in this business continues to be in our best interest. Apart from the limited construction opportunities in portions of our downstream petroleum market, we believe that the overall outlook for our core markets is positive. However, our reliance on foreign temporary workers as a primary revenue driver needs to change.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our “disclosure controls and procedures” (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded, as of the period covered by this report that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow decisions regarding the required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there were no changes in our internal controls over  financial reporting (as defined in Rule 13-a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in our consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. We provide for specific reserves for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. There was no known activity regarding any claim against us during the period covered by this report.

Item 1A.	Risk Factors

We are a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and are therefore not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, we issued 1,500,000 shares of our common stock to an employee as part of his employment compensation. The shares of common stock were offered to our employee, who we reasonably believed to be an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or applicable state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock.  We disclosed to the employee that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares included a legend to that effect.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section - 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

*Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: May 19, 2014	By:	/s/ Rilene Burgess
Rilene Burgess Chief Executive Officer

