Form 10-Q
period 2014-06-30
Texas Gulf Energy Inc
filed 2014-08-14
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

As of August 14, 2014 there were 72,137,876 shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Gulf Energy, Incorporated

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,237,830	$2,718,386	$2,214,253	$6,105,789

Cost of revenues	1,014,127	2,334,766	1,885,956	5,114,059

Gross profit	223,703	383,620	328,297	991,730

General and administrative expense	559,586	1,541,221	1,224,491	2,616,977

Loss from operations	(335,883)	(1,157,601)	(896,194)	(1,625,247)

Other income (expense)
Interest expense, net	(15,441)	(62,446)	(20,079)	(130,669)
Other income (expense)	(97,172)	-	(97,172)	134,376
Total other income (expense)	(112,613)	(62,446)	(117,251)	3,707

Loss from continuing operations before taxes	(448,496)	(1,220,047)	(1,013,445)	(1,621,540)

Income tax benefit (expense)	(362,391)	377,604	(370,225)	516,689

Loss from continuing operations	(810,887)	(842,443)	(1,383,670)	(1,104,851)

Discontinued operations:
Income from discontinued operations, net of tax	-	321,903	-	859,083
Income from discontinued operations	-	321,903	-	859,083

Net loss	$(810,887)	$(520,540)	$(1,383,670)	$(245,768)

Earnings (Loss) per share – basic
Loss per share from continuing operations	(0.01)	(0.02)	$(0.03)	$(0.02)
Earnings per share from discontinued operations	(0.00)	0.01	$(0.00)	$0.02
Net loss per share	(0.01)	(0.01)	$(0.03)	$(0.00)

Earnings (Loss) per share - diluted
Loss per share from continuing operations	(0.01)	(0.02)	$(0.03)	$(0.02)
Earnings per share from discontinued operations	(0.00)	0.01	$(0.00)	$0.02
Net income (loss) per share	(0.01)	(0.01)	$(0.03)	$(0.00)

Weighted average shares outstanding
Basic	54,908,405	52,072,035	54,232,074	51,033,508
Diluted	54,908,405	52,072,035	54,232,074	51,033,508

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$7,832	$339,685
Accounts receivable, net	774,244	2,245,358
Deferred federal income tax - current	-	313,841
Federal income tax receivable	17,207	-
Prepaid expenses and other current assets	114,348	329,686
Total current assets	913,631	3,228,570

Property and equipment, net	271,368	370,216
Other assets	178,127	257,437
Deferred federal income tax – non current	-	45,111
Total assets	$1,363,126	$3,901,334

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$560,555	$917,351
Accrued liabilities	87,318	171,945
Due to related parties, net	25,657	25,657
Federal income tax payable	-	134,298
Lines of credit	247,343	714,959
Note payable	96,000	393,604
Total current liabilities	1,016,873	2,357,814

Convertible debt	362,622	585,971
Total liabilities	1,379,495	2,943,785

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.00001 par value per share; 500,000,000 shares authorized; 54,908,405 and 50,977,165 shares issued and outstanding as of June 30, 2014 and as of December 31, 2013, respectively	549	510
Preferred stock – par value of $.00001; 100,000,000 shares authorized;
Series B convertible preferred stock 10,000,000 shares issued and outstanding	100	100
Additional paid in capital	1,614,272	1,204,559
Accumulated deficit	(1,631,290)	(247,620)
Total stockholders’ equity	(16,369)	957,549
Total liabilities and stockholders’ equity	$1,363,126	$3,901,334

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities
Loss from continuing operations	$(1,383,670)	$(1,104,851)
Income from discontinued operations	-	859,083
Net loss	(1,383,670)	(245,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	100,459	321,099
Bad debt expense	94,759	-
Stock based compensation	186,300	373,170
Changes in working capital accounts:
Accounts receivables	1,376,355	746,742
Federal income taxes payable	(151,505)	(10,661)
Prepaid expenses and other assets	294,649	470,655
Accounts payable	(356,693)	(88,970)
Deferred tax asset	358,952	(115,000)
Accrued liabilities	(84,628)	(664,768)
Deferred tax liability	-	(29,000)
Due to related parties	-	(181,331)
Net cash provided by operating activities	434,978	576,168

Cash flows from investing activities
Purchase of property and equipment	(1,611)	(65,546)
Net cash used in investing activities	(1,611)	(65,546)

Cash flows from financing activities
Proceeds (Repayments) of loans	(297,605)	2,000
Proceeds (repayments) of lines of credit, net	(467,615)	(533,398)
Net cash used in financing activities	(765,220)	(531,398)

Net change in cash and cash equivalents	(331,853)	(20,776)

Cash and cash equivalents:
Beginning	339,685	394,306
Ending	$7,832	$373,530

Supplemental disclosures of cash flow information
Cash payments (receipts) for:
Interest expense	$20,079	$139,916
Federal income tax	$-	$-

Non-cash transactions:
Conversion of note payable and accrued interest to common stock	$223,452	$-

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year then ended. The Company’s business is cyclical due to the scope and timing of projects implemented by its customer base, who are primarily in the energy sector. Planned maintenance projects at many of the Company’s customers’ facilities are typically scheduled in the Spring and the Fall, when the demand for energy is lower. The Company’s business can also be affected by seasonal weather conditions, including hurricanes, snowstorms, abnormally low or high temperatures or other inclement weather, which can result in reduced activities. Accordingly, results for any interim period may not necessarily be indicative of results for the fiscal year or future operating results.

Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $1,631,290 as of June 30, 2014, and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans and or private placements of common stock.

Taxes

The effective tax rate was 37% for the six months ended June 30, 2014 from a benefit of 32% for the six months ended June 30, 2013 due to the Company recording a change in the valuation allowance increasing the allowance to 100% for the period ended June 30, 2014. The Company recorded an income tax expense of $370,225 and benefit of $516,689 for the periods ended June 30, 2014 and 2013, respectively.

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

Note 3 – Convertible Debt

Fishbone Notes

On February 3, 2012, the Company issued two convertible promissory notes, in the aggregate principal amount of $1,283,126 (the “Notes”), to the owners of Fishbone Solutions, Ltd. (“Fishbone”), in exchange for all of the equity interests in Fishbone. On the closing date of the acquisition of Fishbone, the Company issued the Notes to the equity-holders of Fishbone in the proportional principal amounts directed by the equity-holders. The Notes accrue interest at the rate of 0.19% per annum, and the principal and accrued interest of the Notes are payable only through the conversion of the Notes into shares of the Company’s common stock, par value $ 0.00001 per share (“Common Stock”), at $0.12 per share.

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

The Notes may also become due and fully convertible in the event of a liquidation event or change of control of the Company. During 2013, the Company sold substantially all of the assets of Fishbone and two other subsidiaries of the Company, pursuant to which the buyer assumed $597,000 in principal amount of the Notes and $103,649 in principal amount the Notes, plus accrued interest of $2,087, was converted into Common Stock at $0.12 per share. On February 6, 2014, the Company issued 1,861,240 shares of Common Stock upon the conversion of $223,349 in principal and $103 in accrued interest of the remaining Note.

The Company’s outstanding convertible debt was $362,622 as of June 30, 2014 and $585,971 as of December 31, 2013.

Note 4 - Lines of Credit

On February 29, 2012, International Plant Services, LLC, a wholly-owned subsidiary of the Company (“IPS”), entered into an accounts receivable purchase and sale agreement with a merchant bank, under which the merchant bank allowed IPS to draw up to $3 million. This facility was most recently renewed on May 1, 2014, with the merchant bank now allowing IPS up to $500,000 in availability. Under the purchase and sale agreement, IPS can sell all right, title and interest in its accounts receivables to the merchant bank for the total face amount of the receivable invoices purchased, less a discount of 15%. Upon collection of a sold receivable, the merchant bank remits a rebate to IPS of between 10% and 14.30% of the receivable invoice face amount, depending on how long it takes to collect the receivable. The sooner a purchased receivable is collected, the greater the rebate received by IPS. If a receivable is not collected within 90 days, IPS may be required to repurchase the unpaid receivable for a price of $0.90 for each $1.00 invoiced. The Company has guaranteed all of the obligations of IPS under the facility. As of June 30, 2014, the balance due under the purchase agreement was $247,343, and $252,657 was available. This agreement can be terminated at any time with written notice by IPS or by the merchant bank without written notice.

On September 18, 2013, the Company entered into a receivable purchase and sale agreement with the same merchant bank, under which the merchant allowed the Company to draw up to $1.5 million. Under the purchase and sale agreement, the Company can sell all rights, title and interests in its accounts receivables, which do not include the IPS receivables, for the face amount of the receivable invoices purchased, less a discount of 15%. Upon collection of a sold receivable, the merchant bank was required to remit a rebate to the Company of an amount between 10% and 14.30% of the receivable invoice face amount, depending on how long it takes to collect the receivable. The sooner a purchased receivable is collected, the greater the rebate received by the Company. If a receivable is not collected within 90 days, the Company may be required to repurchase the receivables for $.90 for each $1.00 invoiced. This facility was most recently renewed on May 1, 2014, but the Company has no outstanding balances as of June 30, 2014.

Note 5 - Notes Payable

The Company assumed a $422,529 loan due to a former shareholder of Fishbone in 2012 that matured in June 2013. That loan was paid in full as of June 30, 2014.

The Company financed the purchase of its insurance coverage with a loan with an annual interest rate of 4.45%. That loan was paid in full as of June 30, 2014.

On January 1, 2012, the Company entered into a three year consulting agreement with a consultant. The consulting agreement provides for compensation to the consultant of $12,000 per month for the remainder of the term of the agreement, even if the agreement is terminated by the consultant under certain circumstances. The consultant terminated the agreement in December 2013, and demanded payment for the remaining term of the agreement. As a result, even though the Company disputes the basis for such payment and believes that it may have claims against the consultant to offset such amount, the Company recorded a note payable of $144,000 on December 31, 2013, of which there is a balance of $96,000 as of June 30, 2014.

Note 6 - Stock Based Compensation

The Company charged stock based compensation cost against income in the amount of $186,300 and $373,170 for the six months ended June 30, 2014 and 2013, respectively, for vesting of shares of Common Stock awarded by the Company during prior year.

Note 7 – Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the six months ended June 30, 2014 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities existed for the six months ended June 30, 2014 in the form of 10,000,000 Series B Preferred Stock, convertible into 58,823,529 shares of Common Stock and a convertible note of $362,622, convertible at $0.12 per share into 3,021,850 shares of Common Stock, which could have a dilutive effect on loss per share. However, in periods where losses are reported, the weighted-average number of shares outstanding excludes equivalents, because their inclusion would be anti-dilutive.

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

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

IPS was sued by fifty-five (55) Filipino workers, alleging violations of RICO and other fiduciary errors. The suit was instituted on May 27, 2011, and subsequently removed to the United States District Court, Southern District of Texas, Houston Division on January 6, 2012. The plaintiffs are seeking relief in the form of unspecified monetary relief. The United States District Court remanded the case to the 113th District Court of Texas on September 15, 2012. Subsequently, the judge in the 113th District Court dismissed the case. The plaintiffs appealed the dismissal to the Texas Court of Appeals, First District. The matter was submitted on April 29, 2014, with no oral argument permitted. The court has yet to issue a ruling. The Company believes this lawsuit is without merit.

Cause No. 4:13-cv-00505, Michael Rushing, Stephanie Rushing, Penn Rushing and Florence Rushing v. Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC, Texas Gulf Fabricators, Inc., David Mathews, Craig Crawford and Timothy Connolly, United States District Court for the Southern District of Texas.

The Company originally filed for a Declaratory Judgment against the Rushings, alleging that the Rushings failed to perform relative to a letter of intent with Texas Gulf Fabricators, Inc., or alternatively, that the letter of intent was not enforceable.  The Company also filed a conversion action against the Rushings for removing property from a fabrication facility.  The Rushing family filed two separate counterclaims in the underlying state court actions before removing both actions to federal court in March 2013.  On April 13, 2013, the Federal Court denied jurisdiction and remanded the matter back to the 270th District Court of Harris County, Texas in proceedings known as: (i) Cause No. 2013-00543; Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC and Texas Gulf Fabricators, Inc. vs. Penn Rushing, et al and (ii) Cause No. 2013-004690; Texas Gulf Energy, Inc. vs. Penn Rushing, et al. The matters were recently consolidated in Cause No. 2013-004690.  The Rushings' allegations include fraudulent inducement, negligent misrepresentation, breach of fiduciary duty, conversion, equitable estoppel and securities law violations.

These claims relate to a letter of intent and foreclosure proceeding on a fabrication shop in Baytown, Texas.  The Rushings have not disclosed the amount of damages sought. The Company may be required to pay for the defense of former employees of the Company and a former consultant to the Company who are named defendants in the suit. The Company believes the Rushing's claims are without merit and intends to pursue its claims and defenses vigorously.

Based on the Company’s knowledge as of the date of this filing, the Company believes that any amounts exceeding its recorded accruals should not materially affect its financial position, results of operations or liquidity. It is the opinion of management that the eventual resolution of the above claims is unlikely to have a material adverse effect on the Company’s financial position or operating results. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a negative material effect on the Company’s financial position, results of operations or liquidity.

The Company has received notification that a legal action has been initiated with the Republic of the Philippines, Department of Labor and Employment, National Labor Relations Commissions by Benjamin A. Villejo against IPS, MBC Human Resources Corporation (“MBC”), a Philippines corporation, and Nida P. Sarmiento, President of MBC. The action alleges that wages and food allowances are owed to Mr. Villejo. MBC is majority owned and controlled by Noureddine Ayed and Karim Ayed, who are majority shareholders of the Company. IPS and the Company have agreements with MBC to provide the training and processing of guest workers from the Philippines and to pay MBC a fee based upon hours worked by the guest workers. The Company believes that Mr. Villejo’s claim is without merit and intends to vigorously defend IPS.

Note 9 – Related Party Transactions

The Company's two majority owners as of June 30, 2014 maintain a 74.8 % voting control of the Company. The Company utilizes corporations owned by the majority stockholders to provide certain services to the Company, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training

•	Lodging
•	Facilities
•	Foreign payroll

Management believes that the amounts paid for these services are at or below those rates that the Company would pay to unrelated third parties and that the interests of the Company’s stockholders are best served by continuing to use these services provided by these companies.

The Company primarily utilizes a foreign company affiliated by common ownership for testing, recruiting, mobilization and training the Company’s foreign workforce for construction projects. The Company pays $ 1.40 per hour billed by these employees for all of these services. Total charges these services for the six months ended June 30, 2014 was $2,600.

Note 10 – Significant Customers

During the six months ended June 30, 2014, the Company derived a significant amount of revenue from three customers, comprising 29%, 27%, and 14% of the total revenue for the period, respectively, compared to three customers during the six months ended June 30, 2013, comprising 14%, 10%, and 8% of the total revenue for the period, respectively.

Note 11 – Dispositions

On November 22, 2013, the Company closed a disposition pursuant to an Asset Purchase Agreement (the “Agreement”), by and among the Company, two of its subsidiaries at the time, Fishbone Solutions, Inc. (“FSI”) and Texas Gulf Industrial Services, Inc. (“TGIS”), and TGE Industrial Services, LLC (the “Buyer”). Pursuant to the terms of the Agreement, the Company sold substantially all of the assets of FSI and TGIS to the Buyer.

	Six Months Ended
	June 30, 2014	June 30, 2013

Discontinued operations:
Net Revenues	$-	$7,954,254
Income from discontinued operations, net of tax	-	859,083
Gain on sale of discontinued operations, net of tax	-	-
Income from discontinued operations	$-	$859,083

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting policies from those reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013. For more information on our critical accounting policies, see Part II, Item 7 of that Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Our consolidated revenues were $2,214,253 for the six months ended June 30, 2014, a decrease of approximately $3.9 million, or approximately 64%, from consolidated revenues of approximately $6 million in the same period in the prior fiscal year. The decrease in consolidated revenues was primarily a result of a decrease in the personnel available to IPS due to the recent lack of availability of guest worker visas from the United States government.

Our consolidated gross profit was $328,297 for the six months ended June 30, 2014, a decrease of approximately $663,433, or approximately 67% from consolidated gross profit of $991,730 in the same period in the prior fiscal year. The decrease in consolidated gross profit was primarily a result of a decrease in gross revenue of the company

Our consolidated general and administrative expenses were $1,224,491 in the six months ended June 30, 2014, compared to $2,616,977 in the same period a year earlier. The decrease of $1,392,486, or approximately 53%, was primarily due to decreased business volumes and fewer strategic initiatives, such as acquisitions, in 2014, resulting in lower finance and legal expenses in that period. These expenses in the six months ended June 30, 2014 included non-cash compensation of $186,300, compared to $373,170 in such expenses in the same period of 2013. General and administrative expenses as a percentage of revenue increased to approximately 55% for the six months ended June 30, 2014, compared to approximately 43% for the same period in the prior fiscal year.

Our consolidated net loss was $1,383,670 for the six months ended June 30, 2014, compared to a net loss of $245,768 for the six months ended June 30, 2013. The increase in losses of $1,137,902 was primarily due to the loss of gross profit generated by the operations we sold in 2013 and a decrease in revenue at IPS. Our gross profit decreased to $328,297, approximately 15% of revenue, for the six months ended June 30, 2014, compared to $991,730, or approximately 16% of revenue, in the same period in the prior year.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Our consolidated revenue were $1,237,830 for the three months ended June 30, 2014, a decrease of $1,480,556, or approximately 54%, from consolidated revenue of $2,718,386 in the same period in the prior fiscal year. The decrease in consolidated revenue was a result of decreased headcount at IPS resulting from the unavailability of guest worker visas.

Consolidated gross profit decreased from $383,620 for the three months ended June 30, 2013 to $223,703 for the three months ended June 30, 2014. The decrease of almost $160,000, or 42%, was primarily due to decreased revenues at IPS. However, the consolidated gross margin increased from approximately 14% in the three months ended June 30, 2013 to approximately 18% in the same period of the current year. We believe that the increase is attributable to higher gross margins on projects completed in 2014.

Consolidated general and administrative expenses were $559,586 in the three months ended June 30, 2014, compared to $1,541,221 in the same period a year earlier. The decrease of $981,635, or approximately 64%, was primarily due to lower salaries and legal expenses in the second quarter of fiscal 2014. General and administrative expense as a percentage of revenue decreased to approximately 45% in the three months ended June 30, 2014, compared to approximately 57% in the same period in the prior fiscal year.

The effective tax rate was 37% for the six months ended June 30, 2014 from a benefit of 32% for the six months ended June 30, 2013 due to the Company recording a change in the valuation allowance increasing the allowance to 100% for the period ended June 30, 2014. The Company recorded an income tax expense of $370,225 and benefit of $516,689 for the periods ended June 30, 2014 and 2013, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended June 30, 2014 were cash generated from operations, cash on hand at the beginning of the period and our accounts receivable purchase facility. We had cash of $7,832 and working capital deficit of $103,242 as of June 30, 2014. We expect to fund our operations for the next twelve months with cash generated from operations. However, there can be no assurance that we will achieve our forecasted cash flow.

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

Cash Flow Results

Net cash provided by our operating activities was $434,978 for the six months ended June 30, 2014, compared to $576,168 of net cash provided by operating activities for the six months ended June 30, 2013, a decrease of $141,190. The decrease in net cash provided by operating activities was due primarily to the higher net loss in 2014, net of items not affecting cash, in fiscal 2013, partially offset by a favorable variance in cash provided by working capital accounts in 2014, primarily through the reduction in our accounts receivable of $1,376,355.

Net cash used in investment activities for the six months ended June 30, 2014 consisted of purchases of property and equipment of $1,611, compared to net cash used for such purchases in 2013 of $65,546.

Our financing activities used $765,220 of net cash for the six months ended June 30, 2014, primarily for repayment of debt, compared to $531,398 of net cash used in financing activities for the six months ended June 30, 2013.

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

Outlook

We saw improvement in our construction services business in 2013, and believe that growth in this business continues to be in our best interest. Apart from the limited construction opportunities in portions of our downstream petroleum market, we believe that the overall outlook for our core markets is positive. However, our reliance on foreign temporary workers as a primary revenue driver is inhibiting us from taking advantage of the positive growth in this market.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our “disclosure controls and procedures” (as that term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded, as of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow decisions regarding the required disclosure.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting described below occurred during the quarter ended June 30, 2014 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. On April 24, 2014, our board of directors dismissed our chief financial officer at the time and appointed our then serving controller to the position of chief financial officer. As a result of this change, our management concluded that there was a material weakness in our internal control over financial reporting as of June 30, 2014. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties. As of June 30, 2014, in the preparation of our financial statements, footnotes and financial data, all of our financial reporting was carried out by a small group of individuals, our principal financial officer also performed the duties of our controller and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of adequate accounting staff with accounting technical expertise necessary for an effective system of internal control. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in our consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. We provide for specific reserves for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. There was no known material developments regarding any claim against us during the period covered by this report.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2014, we issued 60,000 shares of our common stock to an employee as part of his employment compensation. The shares of common stock were offered to our employee, who we reasonably believed to be an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or applicable state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock.  We disclosed to the employee that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares included a legend to that effect.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 9, 2012.
3.2*	Certificate of Correction filed with the Nevada Secretary of State on February 3, 2012.
3.3*	Certificate of Designations of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on January 4, 2012.
10.1*	Purchase and Sale Agreement between Catalyst Finance, L.P. and International Plant Services, LLC.
31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section - 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

*Filed herewith.

**Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: August 14, 2014	By:	/s/ Karim Ayed
Karim Ayed Interim Chief Executive Officer