Form 10-Q
period 2014-09-30
Texas Gulf Energy Inc
filed 2014-11-14
CIK 1429627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

As of November 14, 2014 there were 56,530,070 shares of the Company’s common stock, $0.00001 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

 Texas Gulf Energy, Incorporated

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$925,255	$1,690,851	$3,139,508	$7,796,640

Cost of revenues	762,815	1,293,773	2,648,771	6,407,832

Gross profit	162,440	397,078	490,737	1,388,808

General and administrative expense	477,804	1,676,500	1,702,295	4,293,477

Loss from operations	(315,364)	(1,279,422)	(1,211,558)	(2,904,669)

Other income (expense)
Interest expense, net	(10,795)	(50,147)	(30,874)	(180,816)
Other income (expense)	(37,069)	(843)	(134,242)	133,533
Total other income (expense)	(47,864)	(50,990)	(165,116)	(47,283)

Loss from continuing operations before taxes	(363,228)	(1,330,412)	(1,376,674)	(2,951,952)

Income tax benefit (expense)	185,759	230,988	(184,466)	747,678

Loss from continuing operations	(177,469)	(1,099,424)	(1,561,140)	(2,204,274)

Discontinued operations:
Income from discontinued operations, net of tax	-	345,881	-	1,204,963
Income from discontinued operations	-	345,881	-	1,204,963

Net loss	$(177,469)	$(753,543)	$(1,561,140)	$(999,311)

Earnings (Loss) per share – basic and diluted
Loss per share from continuing operations	$(0.00)	$(0.02)	$(0.03)	$(0.04)
Earnings (Loss) per share from discontinued operations	$(0.00)	$0.01	$(0.00)	$0.02
Net loss per share	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic	54,968,405	56,612,302	54,492,523	52,913,541
Diluted	54,968,405	56,612,302	54,492,523	52,913,541

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$118,920	$339,685
Accounts receivable, net	385,582	2,245,358
Deferred federal income tax - current	-	313,841
Federal income tax receivable	17,207	-
Prepaid expenses and other current assets	144,676	329,686
Total current assets	666,385	3,228,570

Property and equipment, net	221,470	370,216
Other assets	108,690	257,437
Deferred federal income tax – non current	-	45,111
Total assets	$996,545	$3,901,334

Liabilities and stockholders’ equity (deficit)

Current liabilities:

Accounts payable	$339,731	$917,351
Accrued liabilities	135,226	171,945
Due to related parties, net	25,657	25,657
Federal income tax payable	-	134,298
Lines of credit	153,638	714,959
Notes payable	172,309	393,604
Convertible debt (current portion)	362,622	223,349
Total current liabilities	1,189,183	2,581,163

Convertible debt (non-current portion)	-	362,622
Total liabilities	1,189,183	2,943,785

Commitments and Contingencies

Stockholders’ equity (deficit):
Common stock, $.00001 par value per share; 500,000,000 shares authorized; 54,968,405 and 50,977,165 shares issued and outstanding as of September 30, 2014 and as of December 31, 2013, respectively	550	510
Preferred stock – par value of $.00001; 100,000,000 shares authorized;
Series B convertible preferred stock 10,000,000 shares issued and outstanding	100	100
Additional paid in capital	1,615,472	1,204,559
Accumulated deficit	(1,808,760)	(247,620)
Total stockholders’ equity (deficit)	(192,638)	957,549
Total liabilities and stockholders’ equity (deficit)	$996,545	$3,901,334

See accompanying notes to the Consolidated Financial Statements.

Texas Gulf Energy, Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities
Loss from continuing operations	$(1,561,140)	$(2,204,274)
Income from discontinued operations	-	1,204,963
Net loss	(1,561,140)	(999,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	150,357	482,561
Bad debt expense	94,759	-
Stock based compensation	187,500	559,755
Changes in working capital accounts:
Accounts receivables	1,765,017	1,186,960
Federal income taxes payable	(151,506)	(188,522)
Prepaid expenses and other assets	333,757	223,146
Accounts payable	(577,515)	81,039
Deferred tax asset	358,952	(115,000)
Accrued liabilities	(36,719)	(570,317)
Deferred tax liability	-	(29,000)
Due to related parties	-	(167,814)
Net cash provided by operating activities	563,462	463,497

Cash flows from investing activities
Purchase of property and equipment	(1,611)	(39,102)
Net cash used in investing activities	(1,611)	(39,102)

Cash flows from financing activities
Proceeds (repayments) of loans	(221,295)	250,945
Proceeds (repayments) of lines of credit, net	(561,321)	(585,839)
Net cash used in financing activities	(782,616)	(334,894)

Net change in cash and cash equivalents	(220,765)	89,501

Cash and cash equivalents:
Beginning	339,685	394,306
Ending	$118,920	$483,807

Supplemental disclosures of cash flow information
Cash payments (receipts) for:
Interest expense	$30,874	$244,797
Federal income tax	$(190,975)	$-

Non-cash transactions:
Issuance of common stock for payment of accounts payable	$-	$177,952
Conversion of note payable and accrued interest to common stock	$223,452	$-

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

Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $1,808,760 as of September 30, 2014, and further losses are anticipated in the future as the Company’s business develops, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, cash generated by operations, loans and/or private placements of equity securities.

Taxes

The Company’s effective tax rate for the nine months ended September 30, 2014 was 13%, compared to a tax rate of 25% for the nine months ended September 30, 2013. The decrease in the tax rate was due to the Company recording a change in the valuation allowance for uncollectible accounts, increasing the allowance to 100% of all delinquent accounts for the period ended September 30, 2014. The Company recorded an income tax expense of $184,466 and benefit of $747,678 for the periods ended September 30, 2014 and 2013, respectively.

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

Note 3 – Convertible Debt

Fishbone Notes

On February 3, 2012, the Company issued two convertible promissory notes, in the aggregate principal amount of $1,283,126 (the “Notes”), to the owners of Fishbone Solutions, Ltd. (“Fishbone”), in exchange for all of the equity interests in Fishbone in the proportional principal amounts directed by the equity-holders. The Notes accrue interest at the rate of 0.19% per annum, and the principal and accrued interest of the Notes are payable only through the conversion of the Notes into shares of the Company’s common stock, $ 0.00001 par value (“Common Stock”), at a conversion price of $0.12 per share.

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
(d)	The entire remaining balance of principal and accrued interest and unpaid interest becoming due, and the Notes automatically converting, on the three year anniversary of issuance of the Notes (February 3, 2015), at which time all limitations on sale by the holders of the Notes, other than limitations under applicable securities laws will be lifted.

The Notes may also become due and fully convertible in the event of a liquidation event or change of control of the Company. During 2013, the Company sold substantially all of the assets of Fishbone and two other subsidiaries of the Company, pursuant to which the buyer assumed $597,000 in principal amount of one of the Notes and $103,649 in principal amount the Notes, plus accrued interest of $2,087, was converted into Common Stock at $0.12 per share. On February 6, 2014, the Company issued 1,861,240 shares of Common Stock upon the conversion of $223,349 in principal and $103 in accrued interest of the remaining Note.

The Company’s outstanding convertible debt was $362,622 as of September 30, 2014 and $585,971 as of December 31, 2013.

Note 4 - Lines of Credit

On February 29, 2012, International Plant Services, LLC, a wholly-owned subsidiary of the Company (“IPS”), entered into an accounts receivable purchase and sale agreement with a merchant bank, under which the merchant bank allowed IPS to draw up to $3 million. This facility was most recently renewed on May 1, 2014, with the merchant bank now allowing IPS up to $500,000 in availability. Under the purchase and sale agreement, IPS can sell all right, title and interest in its accounts receivables to the merchant bank for the total face amount of the receivable invoices purchased, less a discount of 15%. Upon collection of a sold receivable, the merchant bank remits a rebate to IPS of between 10% and 14.30% of the receivable invoice face amount, depending on how long it takes to collect the receivable. The sooner a purchased receivable is collected, the greater the rebate received by IPS. If a receivable is not collected within 90 days, IPS may be required to repurchase the unpaid receivable for a price of $0.90 for each $1.00 invoiced. The Company has guaranteed all of the obligations of IPS under the facility. As of September 30, 2014, the balance due under the purchase agreement was $153,638, and $346,362 was available. This agreement can be terminated at any time with written notice by IPS or by the merchant bank without written notice.

On September 18, 2013, the Company entered into a receivable purchase and sale agreement with the same merchant bank, under which the merchant allowed the Company to draw up to $1.5 million with terms similar to those applicable to the IPS facility. This facility was most recently renewed on May 1, 2014, but the Company had no outstanding balances as of September 30, 2014.

Note 5 - Notes Payable

In 2012, the Company assumed a $422,529 loan due to a former shareholder of Fishbone in 2012 that matured in June 2013. That loan was paid in full in fiscal 2014.

The Company financed the purchase of its insurance coverage with a loan with an annual interest rate of 4.45%. That loan was paid in full in fiscal 2014.

On January 1, 2012, the Company entered into a three year consulting agreement with a consultant. The consulting agreement provided for compensation to the consultant of $12,000 per month for the term of the agreement, even if the agreement is terminated by the consultant under certain circumstances. The consultant purportedly terminated the agreement in December 2013, and demanded payment for the remaining term of the agreement. As a result, even though the Company disputes the basis for such payment and believes that it may have claims against the consultant to offset such amount, the Company recorded a note payable of $144,000 on December 31, 2013, of which there is a remaining balance of $96,000 as of September 30, 2014.

During the year the Company entered into two notes payable for general liability insurance on September 1, 2014 with terms of one year, 6% to 7% interest per annum, and unsecured for a total of $88,646. As of period end the remaining balance was $76,309.

Note 6 - Stock Based Compensation

The Company charged stock based compensation cost against income in the amount of $187,500 and $559,755 for the nine months ended September 30, 2014 and 2013, respectively, for the vesting of shares of Common Stock awarded by the Company as compensation during prior years.

Note 7 – Earnings (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods presented. The calculation of basic earnings per share for the nine months ended September 30, 2014 includes the weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as convertible preferred stock or convertible debt. Dilutive securities for the nine months ended September 30, 2014 included 10,000,000 shares of the Company’s Series B Preferred Stock, which are convertible into 58,823,529 shares of Common Stock, and a convertible note in the principal amount of $362,622, which is convertible into 3,021,850 shares of Common Stock, at a conversion price of $0.12, each of which could have a dilutive effect on loss per share. However, in periods in which losses are reported, the weighted-average number of shares outstanding excludes equivalents because their inclusion would be anti-dilutive.

Note 8 – Contingencies

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent that the Company concludes that a loss is both probable and estimable. The Company uses a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known, and the known claims as of this date are as follows:

Civil Action 4:12-CV-00055; Renato Acain et al vs. International Plant Services LLC et al.

IPS was sued by fifty-five (55) Filipino workers, alleging violations of RICO and other fiduciary errors. The suit was instituted on May 27, 2011, and subsequently removed to the United States District Court, Southern District of Texas, Houston Division on January 6, 2012. The plaintiffs are seeking relief in the form of unspecified monetary relief. The United States District Court remanded the case to the 113th District Court of Texas on September 15, 2012. Subsequently, the judge in the 113th District Court dismissed the case. On April 29, 2014 the plaintiffs appealed the dismissal to the Texas Court of Appeals, First District. On August 12, 2014, the Court of Appeals reversed the dismissal of the case and remanded the case back to the 113th District Court for further proceedings. On September 15, 2014, the defendants in the case, including IPS, filed a Motion for Rehearing by the Court of Appeals. The Court of Appeals denied the Motion for Rehearing on October 28, 2014. The Company believes the claims are without merit and intends to pursue its defenses vigorously.

Cause No. 4:13-cv-00505, Michael Rushing, Stephanie Rushing, Penn Rushing and Florence Rushing v. Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC, Texas Gulf Fabricators, Inc., David Mathews, Craig Crawford and Timothy Connolly, United States District Court for the Southern District of Texas.

The Company originally filed for a Declaratory Judgment against the Rushings, alleging that the Rushings failed to perform relative to a letter of intent with Texas Gulf Fabricators, Inc., or alternatively, that the letter of intent was not enforceable.  The Company also filed a conversion action against the Rushings for removing property from a fabrication facility.  The Rushing family filed two separate counterclaims in the underlying state court actions before removing both actions to federal court in March 2013.  On April 13, 2013, the Federal Court denied jurisdiction and remanded the matter back to the 270th District Court of Harris County, Texas in proceedings known as: (i) Cause No. 2013-00543; Texas Gulf Energy, Inc. on behalf of CS Bankers V, LLC and Texas Gulf Fabricators, Inc. vs. Penn Rushing, et al and (ii) Cause No. 2013-004690; Texas Gulf Energy, Inc. vs. Penn Rushing, et al. The matters were then consolidated in Cause No. 2013-004690.

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

On August 24, 2013, the 270th District Court dismissed the plaintiff’s claims relating to the foreclosure on the fabrication shop with prejudice. The Company believes the claims are without merit and intends to pursue its defenses vigorously.

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

The Company has received notification that a legal action has been initiated with the Republic of the Philippines, Department of Labor and Employment, National Labor Relations Commissions by Benjamin A. Villejo against IPS, MBC Human Resources Corporation (“MBC”), a Philippines corporation, and Nida P. Sarmiento, President of MBC. The action alleges that wages and food allowances are owed to Mr. Villejo. MBC is majority owned and controlled by Noureddine Ayed and Karim Ayed, who are majority shareholders of the Company. IPS and the Company have agreements with MBC to provide the training and processing of guest workers from the Philippines and to pay MBC a fee based upon hours worked by the guest workers. The Company believes that the claim is without merit and intends to vigorously defend IPS.

Note 9 – Related Party Transactions

As of September 30, 2014, the Company's two majority stockholders, one of whom is also a director and the Company’s interim chief executive officer maintain voting control of the Company. The Company utilizes corporations owned by the majority stockholders to provide certain services to the Company, which include the following:

•	Testing
•	Recruiting
•	Mobilization
•	Training
•	Lodging
•	Facilities
•	Foreign payroll

 The Company’s management believes that the amounts paid for these services are at or below those rates that the Company would pay to unrelated third parties and that the interests of the Company’s stockholders are best served by continuing to use these services provided by these companies.

The Company primarily utilizes a foreign company affiliated with the Company’s majority stockholders for testing, recruiting, mobilization and training the Company’s foreign workforce for construction projects. The Company pays $ 1.40 per hour billed by these employees for all of these services. Total charges for these services for the nine months ended September 30, 2014 was $2,600.

Note 10 – Significant Customers

During the nine months ended September 30, 2014, the Company derived a significant amount of revenue from three customers, comprising 22%, 18%, and 11% of the total revenue for the period, respectively, compared to one customer, comprising 18% of the total revenue for the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, the Company has a significant amount of accounts receivable from two customers, comprising 32% and 20% of total accounts receivable for the period, respectively, compared to two customers, comprising 18% and 14% of total accounts receivable for the nine months ended September 30, 2013.

Note 11 – Dispositions

On November 22, 2013, the Company closed upon the disposition of substantially all of the assets of two of its subsidiaries at the time, Fishbone Solutions, Inc. and Texas Gulf Industrial Services, Inc. to TGE Industrial Services, LLC. Set forth below are the results of such discontinued operations for the periods ended September 30, 2014 and 2013, respectively.

	Nine Months Ended
	September 30, 2014	September 30, 2013

Discontinued operations:
Net Revenues	$-	$12,454,417
Income from discontinued operations, net of tax	-	1,204,963
Gain on sale of discontinued operations, net of tax	-	-
Income from discontinued operations	$-	$1,204,963

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the word “believe”, “project”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, some of which are included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and elsewhere in this Form 10-Q. We undertake no obligations to update or revise publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

OVERVIEW

Through our two subsidiaries, International Plant Services, LLC., or IPS, and Texas Gulf Specialty Services, Inc., we provide specialty constructions services to a wide range of industrial and energy sector customers. We provide most of our services through IPS. Our services include managing and executing major capital and turnaround projects, the provision of project management personnel, and other construction project resources, such as project planners/schedulers, engineers, welders, fitters and millwrights. A significant portion of the engineers and skilled personnel that IPS provides are foreign nationals working as guest workers pursuant to visas granted by the United States government. Our project experience includes turnarounds, retrofits, modifications to existing facilities, as well as construction of new facilities in the refinery, petrochemical, mining, and power production industries.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting policies from those reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013. For more information on our critical accounting policies, see Part II, Item 7 of that Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Our consolidated revenues for the nine months ended September 30, 2014 were approximately $3.1 million, a decrease of approximately $4.7 million, or approximately 60%, from our consolidated revenues of approximately $7.8 million in the same period in the prior fiscal year. The decrease in consolidated revenues was primarily a result of a decrease in activity due to a decrease in the personnel available to IPS resulting from the recent lack of availability of guest worker visas from the United States government.

Our consolidated gross profit for the nine months ended September 30, 2014 was approximately $491,000, a decrease of approximately $900,000, or approximately 65% from consolidated gross profit of approximately $1.4 million for the same period in the prior fiscal year. The decrease in consolidated gross profit was primarily a result of a decrease in our gross revenue from the previous fiscal year.

Our consolidated general and administrative expenses were about $1.7 million for the nine months ended September 30, 2014, compared to approximately $4.3 million in the same period a year earlier. The decrease of about $2.6 million, or roughly 60%, was primarily due to decreased business volumes and fewer strategic initiatives, such as acquisitions or dispositions, compared to the previous fiscal year, resulting in lower finance and legal expenses in the current period. These expenses in the nine months ended September 30, 2014 included non-cash compensation expense of $187,500, compared to $559,755 in such expenses in the same period of 2013. General and administrative expenses as a percentage of revenue decreased to approximately 54% for the nine months ended September 30, 2014, compared to approximately 55% for the same period in the prior fiscal year primarily due to the lower revenues in 2014 and a decrease in recognition of bad debt expense.

Our consolidated net loss for the nine months ended September 30, 2014 was approximately $1.6 million, compared to a net loss of approximately $999,000 for the nine months ended September 30, 2013. The increase in losses of $561, 000 was primarily due to the loss of gross profit generated by the operations we sold in 2013 and a decrease in revenue at IPS.

Our effective tax rate was 13% for the nine months ended September 30, 2014 compared to a tax rate of 25% for the nine months ended September 30, 2013. The decrease was due to our recording a change in the valuation allowance for uncollectible accounts increasing the allowance to 100% of delinquent accounts for the period ended September 30, 2014. We recorded an income tax expense of $184,466 and benefit of $747,678 for the periods ended September 30, 2014 and 2013, respectively.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Our consolidated revenue for the three months ended September 30, 2014 was $925,000, compared to consolidated revenue of approximately $1.7 million in the same period in the prior fiscal year, a decrease of approximately $766,000, or about 45%. The decrease in consolidated revenue was a result of decreased headcount at IPS resulting from the unavailability of guest worker visas.

Our consolidated gross profit decreased from approximately $397,000 for the three months ended September 30, 2013 to approximately $162,000 for the three months ended September 30, 2014. The decrease of almost $235,000, or 59%, was primarily due to decreased revenues at IPS. Moreover, our consolidated gross margin decreased from 23% in the three months ended September 30, 2013 to 18% in the three months ended September 30, 2014.

Our consolidated general and administrative expenses were approximately $478,000 in the three months ended September 30, 2014, compared to approximately $1.7 million in the same period in the previous fiscal year. The decrease of approximately $1.2 million, or about 72%, was primarily due to lower salaries and legal expenses in the fiscal 2014. General and administrative expense as a percentage of revenue decreased to approximately 52% in the three months ended September 30, 2014, compared to approximately 99% in the same period in the prior fiscal year primarily due to the lower revenues in fiscal 2014 and decrease in bad debt expense recognition.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended September 30, 2014 were cash generated from operations, cash on hand at the beginning of the period and our accounts receivable purchase facility. We had cash of $118,920 and working capital deficit of $522,798 as of September 30, 2014. We expect to fund our operations for the next twelve months with cash generated from operations and advances on our accounts receivable purchase facility. However, there can be no assurance that we will achieve our forecasted cash flow from operations or generate sufficient accounts receivable to draw on the facility.

Factors that routinely impact our short-term liquidity include, but are not limited to:

•	Capital expenditures;

•	Changes in levels of our working capital components;

•	Terms of our contracts regarding the timing of our billing our customers and the collection of those billings;

•	We bill some of our cost plus and fixed price contracts based on milestones achieved, which may require us to incur significant expenditures prior to collections from our customers; and

•	We normally bill our time and material contracts in arrears, which routinely requires us to cover the costs associated with those contracts until they can be billed and collected.

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

Cash Flow Results

Net cash provided by our operating activities was $563,462 for the nine months ended September 30, 2014, compared to $463,497 of net cash provided by operating activities for the nine months ended September 30, 2013, an increase of approximately $100,000. The increase in net cash provided by operating activities was due primarily a favorable variance in cash provided by working capital accounts in 2014, primarily through the reduction in our accounts receivable of $1.8 million, partially offset by the lower net loss, net of items not affecting cash, in fiscal 2013 compared to that loss in fiscal 2014.

Net cash used in investment activities for the nine months ended September 30, 2014 consisted of purchases of property and equipment of $1,611, compared to net cash used for such purchases in 2013 of $39,102.

Our financing activities used $782,616 of net cash for the nine months ended September 30, 2014, primarily for repayment of debt, compared to $334,894 of net cash used in financing activities for the nine months ended September 30, 2013.

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

Outlook

We saw improvement in our construction services business in 2013, and believe that growth in this business continues to be positive for our business. Apart from the limited construction opportunities in portions of our downstream petroleum market, we believe that the overall outlook for our core markets is positive. However, our reliance on foreign temporary workers as a primary revenue driver is inhibiting us from taking advantage of the positive growth in this market.

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

On April 24, 2014, our board of directors dismissed our chief financial officer at the time and appointed our then serving controller to the position of chief financial officer. As a result of this change, our management concluded that there was a material weakness in our internal control over financial reporting as of September 30, 2014. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or deterred on a timely basis. The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties. As of September 30, 2014, in the preparation of our financial statements, footnotes and financial data, all of our financial reporting was carried out by a small group of individuals, our principal financial officer also performed the duties of our controller and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of adequate accounting staff with accounting technical expertise necessary for an effective system of internal control.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting are described below.

On August 1, 2014, our then chief executive officer tendered her resignation. Our board of directors appointed a board member and major stockholder as interim chief executive officer pending the identification and election of a new permanent chief executive officer. The interim chief executive officer resides outside the United States much of the time and therefore, is not available to monitor our internal control over financial reporting on a daily basis. As of September 30, 2014, we had not yet identified a permanent chief executive officer.

To address the material weaknesses described above, we hired an independent financial consultant to perform additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in our consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. We provide for specific reserves for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section - 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

________________________

*Filed herewith.

**Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texas Gulf Energy, Incorporated

Date: November 14, 2014	By:	/s/ Karim Ayed
Karim Ayed Interim Chief Executive Officer

